Form 10KSB
period 2000-12-31
BENCHMARK TECHNOLOGY CORP
filed 2001-03-08
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission File Number: 000-31715

                       Benchmark Technology Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                           91-2007478
 -------------------------------   -----------------------------------
(State or other jurisdiction of     I.R.S. Employer Identification
incorporation or organization)      Number


         612 Little John, Houston, Texas              77024
    ----------------------------------------       ----------
    (Address of principal executive offices)       (Zip code)

                              713-524-3425
                        -------------------------
                        Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, par value $.001
                        -----------------------------
                              (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Issuer's stock is not trading on any stock exchange.

     As of December 31, 2000, the issuer had 2,940,000 shares of common stock outstanding and no preferred stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS
                                    --------
                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................14
    Item 3.  Legal Proceedings.............................................14
    Item 4.  Submission of Matters to a Vote of Security Holders...........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......15
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....16
    Item 7.  Financial Statements..........................................18
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................21
    Item 10. Executive Compensation........................................22
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................22
    Item 12. Certain Relationships and Related Transactions................23
    Item 13. Exhibits and Reports on Form 8-K..............................34

SIGNATURES   ..............................................................25



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Benchmark Technology Corporation, a new contract food services company, hereinafter referred to as " Benchmark Technology Corporation." or the " Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on November 12, 1999.

The Company is a development stage contract foodservices company which plans to provide contract foodservices management to restaurants and nightclubs, which includes but is not limited to renting equipment to these establishments. Primary emphasis will be placed on offering specialized services to these establishments that will focus on improving on their operations in a cost effective manner and streamlining their foodservice management.

The Company was incorporated on November 12, 1999 (Nevada file number C28250-1999) under the name Benchmark Technology Corporation. On November 15, 1999, founding shareholders purchased 1,800,000 shares of the company's authorized but unissued treasury stock at a price of $0.001 per share.

On December 5, 1999, the Company completed a Private Placement
Offering of 840,000 shares to six (6) investors, pursuant to Regulation D, Rule 506 of the Securities Act of 1933. The Company filed an original Form D with the Securities and Exchange Commission.

On May 31, 2000, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 300,000 shares of the Common Stock of the Company to approximately fifty unaffiliated shareholders of record at an offering price of $0.05 per share. This 504 Offering received prior approval from the Nevada Secretary of State, Securities Division. The Company filed an original Form D with the Securities and Exchange Commission.

B. Business of Issuer

1)  Principal Products, Services, and Principal Markets

The company plans to provide contract foodservices management to restaurants and nightclubs. Primary emphasis will be placed on offering specialized services to these establishments that will focus on streamlining their foodservice management and improving on their operations in a cost effective manner. To provide reliable management services, any company must understand operation, flow and function. It is our hope to build a foodservice management company that will tune in to these elements in a dynamic way.

Initially, the market that Benchmark Technology Corporation plans to target is the city of Houston, Texas, where the company is headquartered, and a radius of 100 miles around Houston.

Houston, Texas, the Company's initial target area, is the fourth-largest city in the United States. Though its fortunes were famously and dramatically impaired by the world-wide oil crisis of the early-80's, its economy has improved steadily ever since and its current rates of employment and economic activity are impressive with over fifteen years of continuous growth. Harris County, the county that includes Houston and the area surrounding it, according to the U.S. Census Bureau, is the third largest county in the United States with a population of 3,250,404 people and an area of 1,788 square miles.

In a 1999, Texas State Comptroller forecast, services dominate Houston's job growth, rising 3 percent annually through the year 2000. The State Comptroller attributes the rapid growth of services here to two factors- "Houston will continue to dominate Texas as a center for healthcare, and Houston will continue to experience structural reorganization as outsourcing shifts jobs from other sectors into business services."

Institutions like restaurants, restaurant chains, nightclubs, hospitals and schools, turn to outside management teams to take over the management functions of running the food service portion of their businesses. This is especially the case, in distressed situations where the owners of a food establishment may not which to close their operations, which searching for new management. Many of these establishments do not have the capital or adequate cash flows to purchase their own equipment, and are required to rent equipment from other concerns.

On the national level, the contract foodservice industry is highly competitive. According to the National Automatic Merchandising Association (NAMA), there are 3,000-4,000 companies in the institutional foodservice. This figure varies because some small companies have only one or two foodservice accounts. The major companies are estimated to have only 25-30 percent of the institutional accounts and the same percentage of the dollar business.

According to the U.S. Department of Commerce, contract foodservice management companies have penetrated 15-20% of the hospital market, 45% of the colleges, 5-6% of the public schools and 75% of the business and industry accounts.
The total potential institutional market for contract foodservice is estimated to be a $75 billion market. The major companies continue to show significant growth, the medium-sized companies are growing, and the small companies, if they can survive, will grow with the growth of the market.

Restaurants, nightclubs, and institutions, faced with rising food costs, lack of funds to purchase capital equipment, labor pressures, unionization and tax structure revisions, are turning increasingly to contract foodservice management companies which give them the opportunity to contract out a segment of their business. As stated, the market Benchmark Technology Corporation, plans to initially target includes Houston, TX. According to the U.S. Department of Commerce, Bureau of the Census for Retail Trade within the Standard Industrial Classification for restaurants and nightclubs, in Houston, Texas, there are approximately 5000 establishments, which generate over $3 billion in sales. Each year, 500 of these establishments qualify as a potential customer for Benchmark Technology Corporation.

Competition in the Houston is mostly dominated by the huge corporate foodservice giants, especially such companies as SYSCO Corporation, Alliant (formerly Kraft) Foods, Inc., PYA/Monarch, Performance Food Group Corporation, U.S. Foodservice, Inc, Aspeon, Inc., MBM Corporation, ProSource, Inc., Ameriserve, Inc., Marriott Distribution Services and a number of small leasing companies. Operating in and around these giants are a number of successful smaller operations who are able to build solid businesses by providing first-rate service and a knowledge of local resources. These companies mostly target institutional accounts like hospitals and medical care facilities, colleges and other educational institutions, military bases, and airports. However, despite the fact that there are many foodservice management companies, very few of them target businesses in transition. It is this latter market segment that Benchmark Technology Corporation seeks to serve, and through which it seeks to establish itself as a profitable going concern.

On a regular basis there are a number of smaller foodservice establishments that undergo changes of ownership. This could happen due to the death or incapacity of a previous owner, for example, whose heirs or family members do not have the necessary expertise to run the business themselves and need some sort of a stopgap to keep it open and running while they are dealing with the new situation. It can happen when a long time owner/manager retires or wishes to diversify and does not want to maintain the time-consuming responsibilities of running a day-to-day operation. It can happen when an investor purchases a foodservice business as an investment and wishes to alter it, through leasing equipment, without making a large capital expenditure or without having to be the hands-on manager or in a case where a partnership disagreement has placed the daily operations of the business at serious risk.

Based on market research into this area, the management of Benchmark Technology Corporation has noticed a void in the foodservice management industry with respect to the needs of these types of customers. In fact, the company's preliminary research revealed no foodservice management companies offering these services to restaurants and nightclubs in Texas and Nevada. This gives the Company a market niche to gain new clients, establish its presence and build expertise. Management plans to focus on businesses that gross between a half-million and a million and a half dollars a year.

The Company will be competing against some major corporations, e.g., Marriott or Alliant (the former Kraft Foods.)

The Company's small size allows it to be more flexible with the needs of its customers and with the fees charged. Since the Company does not plan to run an enormous volume of business with equally enormous overhead, its potential profit margins will not be very large. As the Company plans to focus on two local areas to seek business, they hope to be able to deliver and make solid in-roads within the Houston that will facilitate fast and reliable service
that our customers will grow to trust and recommend to other businesses.   The
Company plans to devote its time and effort to help customers with the unique challenges facing their particular businesses in a much more creative and customized way than one of the giants could possibly provide.

The Company's recent stock offering raised funds earmarked for expenditures necessary to find restaurants and nightclubs that can use the Company's services. Management is involved in the process of locating not only target clients but referral sources and methods whereby they can identify other prospective clients on a regular basis. For example, they are currently developing links with business-selling agents in their target areas. Once targeted, they intend to increase the marketing of its services to these businesses with more sophisticated promotional activities, and by developing promotional tools to generate new customers.

Management has spent time and thought in developing highly selective criteria for their proposed work. Once they are in the field selling their services, they want to be able to recognize which prospective clients could develop into good profit centers and which would probably not work out well. As the Company moves within the next few months into the Houston market, they intend to have in place a method that will help them to focus in on the customers who will give them the highest return on our investment of time and resources, and then use their time with that client in the most effective way possible.

The Company is developing a proposal and bidding method based on obtaining annual contracts with potential clients. This calls for frequent meetings with the client in the early stages of the project, thus ensuring that the proposal becomes a logical step toward implementation rather than a decision. Management intends to base these proposals on a computerized form where the outline is already formatted. Without sacrificing originality and creativity, this will allow company personnel to spend more time meeting clients and less on the creation of the proposal. They are also in the process of exploring software options that quickly and efficiently provide solutions to a number of problems within the field of restaurant management. These computerized aids will add greatly to our ability to serve clients in a highly concentrated and time-efficient way that will be of increasing importance as our client base expands. It will help the Company in maintaining the image of professionalism and fast service, which is one of our primary company goals.


2)  RISK FACTORS

(a)  LIMITED OPERATING HISTORY

The Company was organized on 12, 1999. Activities to date have been limited primarily to organization, initial capitalization, the establishment of an appropriate operating facility in Houston, Texas and the initiation of our initial operational plans. The Company has yet to generate any revenues. As of the date of this filing, the Company has established administrative offices and conducted basic research into providing contract foodservice management services to restaurants and nightclubs. It is currently engaged in developing the means to identify, contact and enroll potential businesses as customers.

The Company has limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

(b)  NEED FOR ADDITIONAL CAPITAL

As of May 31, 2000, the Company raised an additional $15,000.00 from a 504 Regulation D offering that it added to the working capital of $43,784 that it had available as of December 31, 1999. The Company may need additional capital in order to expand its operations. The Company has initial plans to provide restaurants and nightclubs food service contracts. This expansion will be capital intensive, and also will require a larger working capital basis from which to operate. This need for additional funds will be derived somewhat from internal revenues and earnings, however, the vast majority will be received from future stock offerings. These future offerings could significantly dilute the value of any previous investor's investment value.

It is most likely, the Company will be required to seek other sources of financing. No guarantees can be given that the Company will sell any of the Common Shares offered or that other financing will be available, if required, or if available, will be on terms and conditions satisfactory to management. The above outlined capital problems could significantly affect the value of any Common Shares that are sold to the public and could result in the loss of an investor's entire investment.


(c)  NEGATIVE CASH FLOW WITH ANTICIPATED LOSSES FOR THE FORESEEABLE
     FUTURE

Included in this report are the Company's most recent audited financial statements, reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to the Company's ability to raise sufficient financing. Accordingly, management believes the Company's continued existence, future expansion, and ultimate profitability are fully dependent upon raising sufficient proceeds from future offerings. It is important to note that even if the appropriate financing is received, there is no guarantee that the Company will ever be able to operate profitably or derive any significant revenues from its operation. The Company could be required to raise additional financing to fully implement its entire business plan.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) to eighteen
(18) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

(d)  POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

The Company currently relies heavily upon the services and expertise of William D. DePriest II, and LaDonna Tebo. In order to implement the aggressive business plan of the Company, management recognizes that additional staff will be required once the Company signs management agreements.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

(e) LACK OF EXPERIENCE OR AN INDUSTRY TRACK RECORD ON THE PART OF
    MANAGEMENT

As stated above, the Company currently relies exclusively upon the services and expertise of William D. DePriest II and LaDonna Tebo.
Mr. DePriest has founded and sold a trucking company and thus can draw upon his limited success in that venture. However, neither he nor Ms. Tebo are experienced in the foodservice industry or in the restaurant business, a rather substantial handicap in their being able to establish credibility in the industry that the Company seeks to enter. There is no guarantee that their intelligence and determination can overcome this obstacle, or that the potential customers they contact will be persuaded to trust them without their having established, up to this point, a track record within the field of foodservice or foodservice management.

It may prove to be too great a challenge, given all the other factors listed here, for the Company to establish itself sufficiently in foodservice management to become a viable business. It may develop that their plan is flawed in some way hard for management to correct because of its lack of specific expertise. And though they consult with trusted advisors who have more breadth of exposure to these practical details, it may yet happen that this advice itself will prove to be ineffective when and if difficulties arise.

(f)  COMPETITION

As stated above, although there are thousands of foodservice management companies and capital equipment leasing companies, there are very few who target businesses in transition. The major foodservice management companies target institutional accounts, hospitals, military bases, airports, and colleges. They do not target the smaller establishments undergoing changes of ownership. The management of Benchmark Technology Corporation believes they will be targetig a void in the foodservice management industry with respect to these customers. It believes that, when businesses are in jeopardy of losing their entire business because the existing management has become incapacitated, or the need for some capital equipment that can help them fill the gap

However, if larger companies should they decide to aggressively pursue a campaign designed to increase their marketshare vis-a-vis these transitional businesses, they could significantly affect the Company's plans to expand and to grow its share of the market. Because of their size, name recognition and general clout, companies like Marriott and Alliant and Ameriserve, Inc. have resources that Benchmark Technology Corporation, a small start-up company, could never hope to match, and with which they could effectively quash its bid to establish itself.

Moreover, and perhaps more dangerous to the Company's prospects, is the possibility that some other well-managed and aggressive start-up company, with greater financial resources, currently contemplated in the Company's target markets but unknown to it, may emerge that would focus its attentions on just those businesses that the Company intends to serve, i.e. businesses in transition. If said competitor were to be run by a management team that has the foodservice management experience that the Company currently lacks, it could have a sizable impact on the Company's hopes to establish itself as a serious presence in the foodservice management industry in the Houston market. Though no such competitor currently exists to the knowledge of management, it is entirely possible that such a one may, or that, indeed, such a one may even now be gearing up to begin. The Company can therefore offer no guarantees or reassurances that the currently pristine nature of its chosen market will continue to exist, or that the field will remain, as now, relatively open to development. Indeed, the Company's own efforts, should its initial numbers prove as good as the Company now anticipates them to be, may alert potential competitors to the existence of said market such that, ironically, the Company's own success over its start-up period may bring about its eventual inability to compete with a better financed or more experienced operation, either one newly emerging or one pre-existing, that gets wind of the marketing strategy that the Company will have by that time successfully employed.


(g)  BUSINESS MAY PROVE TO BE UNWORKABLE OR BASED ON MISTAKEN ASSUMPTIONS

Though the Company truly is committed to the plan stated above and has great confidence in its ability to establish itself and then expand its influence, there is no guarantee that it will in fact be able to do so. As it is still a small operation run primarily by two related individuals, even its first steps---to establish itself more firmly as a viable organization in Houston, Texas---may prove to be beyond its capacity to achieve. Once established, it may prove unable to expand and extend its business there and in the surrounding parts of Harris County. Even if it is successful in Houston and in Harris County, it may prove unable to expand into Las Vegas, its next target.

It is entirely possible that the Company's primary strategy to aim its marketing efforts at businesses in transition may prove to be a good idea that does not produce results sufficient to create a profitable business venture. As stated above, the Company has discovered a void in foodservice management companies that serve this type of client, thus giving it a market niche to gain new clients. However, this could also mean that the market for this type of foodservices management is limited---which would hinder the Company's growth and opportunities. There are no guarantees that the Company will be able to find clients in this market niche. There are no guarantees that businesses of this type would necessarily hire the Company even if they are in need of services like those the Company would provide.

(h)  INABILITY TO LOCATE TARGET BUSINESSES

Despite its efforts to contact business-selling agents in order to find the transitioning businesses it must have to establish its client base, the Company may be unable to locate these businesses through these agents soon enough and in sufficient numbers to counter the immense challenges of starting a successful venture. Its appeals to the agents may not inspire them to produce referrals.

Moreover, the sliding scale fees the Company is proposing to offer to clients to inspire them to similarly provide referrals may not generate sufficient referrals to have any significant impact on the Company's growth. The referrals might prove to be dead-ends which would not justify the lowered fees of the referring business, thus eating into needed profits without providing added income. No assurances can be given that any of the Company's plans for targeting potential customers will be successful, or even sufficiently successful to provide what any start-up business must have: enough paying customers to operate in the black. Until the ideas for doing so presented above are implemented fully, all claims made about their potential effectiveness are speculative and cannot be counted upon. They constitute "forward-looking statements." as defined above.

(i) UNTESTED METHODS OF DETERMINING PROFITABILITY CRITERIA AND/OR METHODS OF STREAMLINING BIDS AND PROPOSALS

The Company, as stated above, has put a great deal of time and attention into its methods of ascertaining which businesses in its target market will give the best return for the Company's investments of time and energy in the proposal-writing and bidding process. One of the biggest obstacles to profitability for any business that bases its income on annual contracts is the fact that it must devote many man-hours (perhaps person-hours would be the better term) to the account before any revenue is realized; and then it is always possible that the bid submitted will ultimately be rejected. The Company has thus developed a formula for a way of proceeding that would circumvent this adverse result. However, as this model is still untested and untried, no guarantees can be given as to its ultimate effectiveness. It may prove to be an unworkable model that will not achieve the desired results. If this is the case, the Company may find itself doing hours of extra proposal work that will negatively influence its attempts to create a profitable and successful new business.

Similarly, as stated above, the Company intends to base its proposals on a computerized form on which the outline is already formatted. Without sacrificing originality and creativity, this will allow company personnel to spend more time meeting clients and less on the creation of the proposal. It is also in the process of exploring software options that quickly and efficiently provide solutions to a number of problems within the field of restaurant management. It is hoped that these computerized aids will add greatly to the Company's ability to serve clients in a highly concentrated and time-efficient way. However, these computer-based solutions, not having yet been tried in the field and over time and in relation to a potentially large number of clients, cannot be held at this time to be any guarantee of greater efficiency, nor is there any reason at this point to believe them to be a panacea relative to the irksome difficulties of the proposal and bidding process. In fact, it is well known that technological solutions, while they often promise greater efficiency, equally often prove to have hidden disadvantages or "bugs" that actually can slow a process that a competent human being could accomplish just as easily or, indeed, more easily. Thus, potential investors should be aware that however good the prospect of a streamlined proposal process might appear at first glance, the fact of this plan by itself cannot be relied upon at this early stage of the Company's development to actually make the kind of significant savings of time (and therefore money) that the Company fully believes it will ultimately accomplish.


(j)  INDUSTRY-WIDE VULNERABILITY TO NATIONAL AND REGIONAL MARKET
     CONDITIONS BECAUSE OF RELATIVELY LOW PROFIT MARGINS

The Contract Foodservice Industry in general has relatively low profit margins that make it a difficult one to operate successfully, especially for a start-up Company with no experience in the field. These low profit margins exaggerate the negative impact of mistakes, such that even a simple misjudgment or misunderstanding of a client's wishes or needs can evolve into situations that will greatly compromise the profitability of a particular contract. Over time, enough situations of this type can seriously undercut a company's chances for success.

Similarly, the ebb and flow of market conditions both nationally and regionally and such variables as the price of food, the cost of shipping, the rise in fuel prices, etc. can have a very negative effect on the Company's profitability. As stated above, for example, in the early nineteen-eighties, Houston was hit hard by an economic recession. Despite the economic climate that has emerged in recent years, unexpected reversals in the economy of Texas or the Southwest in general could have a deleterious effect on the Company's prospects. If patronage at restaurants declines, the target businesses we seek to serve will be unable to afford our services, or perhaps to remain in business. Lacking so-called deep pockets, any such downward spiraling trends in the region or, indeed, in the country as a whole, could seriously hinder the Company's efforts to become a viable business and must be considered very significant potential obstacles to its eventual success.

(k)  POTENTIAL FLUCTUATION IN OPERATING RESULTS; QUARTERLY FLUCTUATIONS

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside
the Company's control. See "--Limited Operating History."   As a
strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

(l)  LACK OF CASH DIVIDENDS.

The Company has not paid any cash dividends on the Common Shares to date, and there can be no guarantee that the Company will be able to pay any cash dividends on the Common Shares in the foreseeable future. Initial earnings that the Company may realize, if any, will be retained to finance the growth of the Company. Any future dividends, of which there can be no guarantee, will be directly dependent upon earnings of the Company, its financial requirements and other factors that are not determined. (See "CAPITALIZATION")

(m)  INABILITY TO ATTRACT FUTURE INVESTORS

As stated above, the Company does not currently have capital sufficient to enact all its plans. Ultimately the Company will have to acquire more capital to bring its plans into reality. If it cannot attract investors willing to gamble on its current accomplishments, results and vision of the future, it will be unable to maintain its status as a going concern. If unable to attract investor capital, it will neither be able to afford more phone sites nor afford more equipment to place in them. For any of the reasons listed here, investor money may freeze up and force the Company to shut its doors.

(n)  GOVERNMENT REGULATION.

Although the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

(o)  POSSIBLE LIABILITY FOR SERVICE PROVIDED.

There is no guarantee that the level of coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon the Company for service liability.

(p)  RISKS ASSOCIATED WITH NEW CAMPAIGNS AND ATTEMPTS TO EXPAND

There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or that any such efforts will maintain or increase overall market acceptance. Furthermore, any concerted but unsuccessful attempts by the Company to find new target markets or to expand its base beyond Houston could damage the Company's reputation and diminish the value of its name. Expansion of the Company's operations in this manner would also require significant additional expenses and development that could strain the Company's management, financial and operational resources. The lack of market acceptance of the Company's services could result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(q)  Impact on Environmental Laws

As the Company is involved in restaurant service industry. The Company needs to comply with state and federal guidelines concerning restaurant waste materials, especially, the disposal of grease products.

(r)  Employees

The Company currently has two (2) employee: one President and one Secretary. Until the Company can grow and generate revenues, the Company does not plan on adding any new employees.

(i) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(ii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 612 Little John, Houston, Texas 77024, Phone: 713-524-3425 The office space is provided by the officer of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Benchmark Technology Corporation is not a party to any material legal proceedings, and none are known to be contemplated against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

At the Company's annual shareholder meeting held on July, 17, 2000, the shareholders elected two board of directors to serve a one-year term, until the next annual shareholders' meetings and they ratified the appointment of the Company's accountant, G. Brad Beckstead, CPA.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The common stock of the Company is currently not traded on the NASDAQ OTC Bulletin Board or any other formal or national securities exchange. There is no trading market for the Company's Common Stock at present and there has been no trading market to date.

(a) There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.

(b) There is currently no common stock of the Company which could be sold under Rule 144 under the Securities Act of 1933 as amended or that the registrant has agreed to register for sale by security holders.

(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2000 was approximately sixty (60).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On November 15, 1999, the Company issued 1,800,000 shares of its $.001 par value common stock for cash of $1,800.

On December 5, 2000, the Company issued 840,000 shares of its $.001 par value common stock at $.05 per share for cash of $42,000. The shares were issued pursuant to a Securities and Exchange Commission Rule 506 offering. The Company filed an original Form D with the Securities and Exchange Commission.

On May 31, 2000, the Company issued 300,000 shares of its $.001 par value common stock at $.05 per share for cash of $15,000. The shares were issued pursuant to a Securities and Exchange Commission Rule 504 offering, and a Registration to sell 504 shares was issued by the Nevada Secretary of State on January 21, 2000 (See, "Exhibit 99.1"). The Company filed an original Form D with the Securities and Exchange Commission.

As of December 31, 2000, the Company has 2,940,000 shares of common stock issued and outstanding held by approximately 60 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

We will continue to devote the major portion of our resources to identifying business opportunities.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing foodservice markets. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies who are attempting to compete with larger well-established foodservice companies. Such risks include, without limitation, the lack of broad acceptance of the company's products and services and the company's inability to anticipate and adapt to a developing and highly competitive market.

Other risks include but are not limited to the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not fully implemented its business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues through promoting its foodservices. As of December 31, 2000, the Company had an accumulated deficit of ($34,801) dollars. The Company expects that its operating expenses will increase significantly during the next several months. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's future success is substantially dependent upon its ability to identify accounts and grow its customer base. None of these can be assured. The contract foodservice industry in the Houston area may not prove to be a viable commercial marketplace. Additionally, the well financed competition could provide similar services on a more competing basis.

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company generated $5,216 in revenues from the leasing of equipment it purchased for $23,333. This equipment is listed on the Company's balance sheet. The Company does not expect to generate any significant revenues over the next approximately to twelve (12) months. Since the Company's inception on November, 16, 1999 through December 31, 2000, the Company experienced net losses $27,252. The bulk of these expenses ($30,801) were for general and administrative costs, accounting purposes, and filing fees and the remaining expenses ($1,667) was depreciation.

(iii) Liquidity and Capital Resources
-------------------------------------

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On November 15, 1999, the Company issued 1,800,000 shares of its $.001 par value common stock for cash of $1,800.

On December 5, 2000, the Company issued 840,000 shares of its $.001 par value common stock at $.05 per share for cash of $42,000. The shares were issued pursuant to a Securities and Exchange Commission Rule 506 offering. The Company filed an original Form D with the Securities and Exchange Commission.

On May 31, 2000, the Company issued 300,000 shares of its $.001 par value common stock at $.05 per share for cash of $15,000. The shares were issued pursuant to a Securities and Exchange Commission Rule 504 offering, and a Registration to sell 504 shares was issued by the Nevada Secretary of State on January 21, 2000. The Company filed an original Form D with the Securities and Exchange Commission.

The Company is a development stage foodservice company with a principal business objective to provide management contract foodservices to restaurants and nightclubs, which includes but is not limited to renting equipment to these establishments.

The Company currently has 2 employees who are both officers and directors of the Company. These employees received no compensation through December 31, 2000. The Company does not plan to hire any additional employees until it can become an profitable entity.

The Company has no material commitments for capital expenditures nor does it foresee the need for such expenditures over the next year.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

ITEM 7.  FINANCIAL STATEMENTS.

                     Benchmark Technology Corporation
                       (A Development Stage Company)

                              Balance Sheet
                                   as of
                             December 31, 2000

                                    and

                          Statements of Income,
                        Stockholders' Equity, and
                                 Cash Flows
                                for the period
                         November 16, 1999 (Inception)
                            To December 31, 2000

                              TABLE OF CONTENTS


                                                                  PAGE
Independent Auditor's Report                                       F-1

Balance Sheet                                                      F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-7


See accompanying Independent Auditor's Report and notes to financial statements.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant
                                                  330 E. Warm Springs
                                                  Las Vegas,  NV 89119
                                                  702.528.1984
                                                  425.928.2877 (efax)


                        INDEPENDENT AUDITOR'S REPORT


February 28, 2001

Board of Directors
Benchmark Technology Corporation
Las Vegas, NV

I have audited the Balance Sheet of Benchmark Technology Corporation(the "Company") (A Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period November 16, 1999 (Date of Inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Benchmark Technology Corporation, (A Development Stage Company), as of December 31, 2000, and its related statements of operations, equity and cash flows for the period November 16, 1999 (Date of Inception) to December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ G. Brad Beckstead, CPA
--------------------------

                    Benchmark Technology Corporation
                    (A Development Stage Company)

                            Balance Sheet
                          December 31, 2000


Assets

Cash                                                $    8,510
                                                    ----------
    Total current assets                                 8,510
                                                    ----------
Equipment, net                                          23,333
                                                    ----------
                                                    $   31,843
                                                    ==========

Liabilities and Stockholders' Equity

Accounts payable                                    $      645
                                                    ----------
    Total current liabilities                              645
                                                    ----------
Common stock, $0.001 par value,
      20,000,000 shares authorized; 2,940,000
      shares issued and outstanding
      at 12/31/00                                        2,940

Additional paid-in capital                              55,510

Deficit accumulated during development stage           (27,252)
                                                    ----------
                                                        31,198
                                                    ----------
                                                    $   31,843
                                                    ==========


See accompanying Independent Auditor's Report and notes to financial statements.

                       Benchmark Technology Corporation
                         (A Development Stage Company)

                                Income Statement
                                For the period
                   November 16, 1999 (Date of Inception) to
                               December 31, 2000



INCOME STATEMENT

Revenue                                            $     5,216
                                                   ------------
     Depreciation                                        1,667
     General and administrative expenses                30,801
                                                   ------------
     Total expenses                                    (32,468)

     Net loss                                       $  (27,252)
                                                    ===========


Weighted average number of
     common shares outstanding                       2,940,000

Net loss per share                                  $     (.01)
                                                    ===========



See accompanying Independent Auditor's Report and notes to financial statements.

                      Benchmark Technology Corporation
                       (A Development Stage Company)

              Statement of Changes in Stockholders' Equity
                               For the period
                   November 16, 1999 (Date of Inception)
                             to December 31, 2000


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                   Deficit
                     Common Stock                  Accumulated
                     ------------      Additional  During       Total
                                       Paid-in     Development  Stockholders'
                    Shares  Amount     Capital     Stage        Equity
                    ---------------------------------------------------------
November 16, 1999
Founders shares
issued
for cash            1,800,000   $1,800     $   -0-    $   -0-  $ 1,800

December 5, 2000
Shares issued
for Cash
pursuant to
Rule 506
Offering             840,000        840     40,810              41,650

May 31, 2000
Shares issued
For cash
Pursuant to Rule
504 Offering         300,000        300     14,700              15,000

Net Loss,
Nov. 16, 1999
(inception) to
Dec 31, 2000                                         (27,252)  (27,252)
                 -------------------------------------------------------
Balance as of
Sept 30, 2000     2,940,000     $2,940     $55,510  $(17,252) $ 31,198
                 ========================================================


See accompanying Independent Auditor's Report and notes to financial statements.

                          Benchmark Technology Corporation
                           (A Development Stage Company)

                              Statement of Cash Flows
                                 For the period
                       November 16, 1999 (Date of Inception)
                                to December 31, 2000

<CAPTIOM>

STATEMENT OF CASH FLOWS


CASH FLOWS USED BY OPERATING ACTIVITIES

   Net loss                                             $(27,252)
   Depreciation                                            1,667
   Increase in accounts payable                              645
                                                        --------
   Net cash used by operating activities                 (24,940)
                                                        --------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment                                 (25,000)
                                                        --------
   Net cash used by investing activities                 (25,000)
                                                        --------
CASH FLOWS FROM FINANCING ACTIVITIES

   Issuance of capital stock                               2,940

   Additional paid-in capital                             55,510
                                                        --------
   Net cash provided by financing activities              58,450
                                                        --------
   Beginning cash                                            -0-
                                                        --------
   Ending cash                                          $  8,510
                                                        ========


NON-CASH TRANSACTIONS

   Interest expense                                          -0-
   Income taxes                                              -0-




See accompanying Independent Auditor's Report and notes to financial statements.

                    Benchmark Technology Corporation
                     (A Development Stage Company)
                                  Notes


Note 1 - History and organization of the company

The Company was organized November 16, 1999 (Date of Inception) under the laws of the State of Nevada. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 of its $0.001 par value common stock.

Note 2 - Summary of significant accounting policies

Accounting policies and procedures have not been determined except as follows:

1.  The Company uses the accrual method of accounting.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

7.  The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 2000, due to the net loss and no state income tax in Nevada.

                      Benchmark Technology Corporation
                        (A Development Stage Company)
                                     Notes


Note 4 - Stockholders' Equity

The Company is authorized to issue 20,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock.

On November 16, 1999, the Company issued 1,800,000 shares of its $.001 par value common stock for cash of $1,800.

On May 31, 2000, the Company issued 840,000 shares of its $.001 par value common stock at $.05 per share for cash of $42,000. The shares were issued pursuant to a Securities and Exchange Commission Rule 506 offering. Of the total, $840 is considered common stock, and $41,160 is considered additional paid-in capital.

On May 31, 2000, the Company issued 300,000 shares of its $.001 par value common stock at $.05 per share for cash of $15,000. The shares were issued pursuant to a Securities and Exchange Commission Rule 504 offering. Of the total, $300 is considered common stock, and $14,700 is considered additional paid-in capital.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

-------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable, as the Company has had the same accountant since its inception.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:


Name                         Age           Position
------------                 ---      -------------------------------
William D. DePriest II       28       President, Chief Executive
                                      Officer, Chief Financial
                                      Officer, and Director
LaDonna Tebo                 30       Secretary, Director


Work Experience

William D. DePriest II
----------------------

The Company is managed and led by Mr. William D. DePriest II. Mr. DePriest joined the Army Reserves and is currently on inactive duty. He is attending Montgomery County Community College business classes focusing on networking and web page design. He started a trucking company and sold it in September, 1997. Mr. DePriest plans to devote 20-25 hours per week to Benchmark Technology Corporation. He graduated Montgomery High School in 1991.


LaDonna Tebo
------------

LaDonna Tebo was formerly a model for Page Parkes modeling studio and Eva Models (Paris, France). She worked part-time as a librarian and held sales positions for various retail establishments in the Houston area.
LaDonna Tebo plans to devote 10-20 hours per week to Benchmark Technology Corporation.

She graduated Conroe High School in 1987; graduated Texas A & M University (summa cum laude) in 1992 earning a Bachelor of Science degree majoring in bio-chemistry. Currently in medical school at University of Texas Health Science Center at Houston; completed 2-1/2 years.

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. Benchmark Technology Corporation does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors. There are no family relationships between any director or executive officer and any other director or executive officer of Benchmark Technology Corporation

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Benchmark Technology Corporation equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2000. Benchmark Technology Corporation intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2000. The Company does have employment agreements in place with each of its officer.


Name                            Position        Annual Compensation
----------------------------    ---------       -------------------
William D. DePriest II          President            $ 0

LaDonna Tebo                    Secretary            $ 0



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of February 29, 2000, by each person known by Benchmark Technology Corporation to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                                   Amount
Title     Name and Address                         of shares             Percent
of        of Beneficial                            held by    Date        of
Class     Owner of Shares          Position        Owner      Purchased   Class
--------------------------------------------------------------------------------

Common  William D. DePriest II (1) President/Director  900,000  11/15/99  29.6%

Common  LaDonna Tebo(2)            Secretary/Director  900,000  11/15/99  29.6%
--------------------------------------------------------------------------------
Common   All Executive Officers and
         Directors as a Group (2 persons)            1,800,000            59.2%


(1)  William D. DePriest II, 612 Little John, Houston, Texas  77024

(2)  LaDonna Tebo, 612 Little John, Houston, Texas  77024

Persons Sharing Ownership of Control of Shares

No persons other than William D. DePriest II, and LaDonna Tebo, owns or shares the power to vote five percent (5%) or more of the Company's securities.


C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution and ratification of the shareholders, the Company hired the professional services of G. Brad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:

EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company Filed November 16, 1999(1)

  3.2    By-Laws of the Company adopted November 16, 1999(1)

(4)      INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

  4.1    Facsimile of specimen common stock certificate(1)

(23)     CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from G. Brad Beckstead, CPA(1)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule (1)


----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was filed on October 6, 2000, and incorporated herein by reference.

(b)  REPORTS ON FORM 8-K

Not Applicable, as the Company did not file any Current Reports during the past calendar year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Benchmark Technology Corporation
                                    --------------------------------
                                              (Registrant)

Dated:  March 7, 2001

By:   /s/ William D. DePriest II
--------------------------------
William D. DePriest II, Chairman of the Board, President and Chief Executive Officer, Chief Financial Officer


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Benchmark Technology Corporation
                                     --------------------------------
                                           (Registrant)

Dated:  March 7, 2001

By:   /s/ LaDonna Tebo
------------------------------------
LaDonna Tebo, Secretary and Director