Form 10QSB
period 2001-03-31
BENCHMARK TECHNOLOGY CORP
filed 2001-05-11
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 000-31715
--------------------------------------------------------------------------

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

                             713-524-3425
     ---------------------------------------------------------
                      Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 2,940,000 shares of common stock issued and outstanding, par value $0.001 per share as of March 31, 2001. Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no preferred stock issued nor outstanding as of March 31, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  16

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                  330 E. Warm Springs
                                                 Las Vegas, NV  89119
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
Benchmark Technology Corporation
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Benchmark Technology Corporation (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period November 16, 2001 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period November 16, 2001 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Benchmark Technology Corporation (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated February 28, 2001, I expressed an unqualified opinion on those financial statements.

May 7, 2001

/s/ G. Brad Beckstead
---------------------

April 25, 2001

                      Benchmark Technology Corporation
                       (A Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (unaudited)
                                                March 31,    December 31,
Assets                                             2001            2000
                                                ---------     ----------
Current assets:
  Cash                                          $   9,579     $    8,510
                                                ---------     ----------
Total Current Assets                            $   9,579     $    8,510

Equipment, net                                     22,083         23,333
                                                ---------     ----------
                                                $  31,662     $   31,843
                                                =========     ==========


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                              $       -     $      645
                                                ---------     ----------
Total current liabilities                               -            645

Stockholders' Equity

Common stock, $0.001 par value,
     20,000,000 shares authorized;
     2,940,000 shares issued and
     outstanding                                    2,940         2,940

Additional paid-in capital                         55,510        55,510

Deficit accumulated during development stage      (26,788)      (27,252)
                                                ----------     ---------
                                                $  31,662     $  31,843
                                                =========     ==========


The Accompanying Notes are an Integral Part of These Financial Statements.

                       Benchmark Technology Corporation
                        (A Development Stage Company)

                            Statement of Operations
                                (Unaudited)

            For the Three Months Ending March 31, 2001 and 2000
       and For the Period November 16, 1999 (Inception) to March 31, 2001


STATEMENT OF OPERATIONS

                                                            November 16,
                                      Three Months Ended        1999
                                           March 31,       (Inception) to
                                    ---------------------    March 31,
                                       2001        2000        2001
                                    ---------    --------    -----------
Revenue                             $   3,129    $      -    $     8,345

Expenses:
  Depreciation expense                  1,250           -          2,917
  General and administrative expenses   1,415           -         32,216
                                    ---------    --------    -----------
    Total expenses                      2,665           -         35,133
                                    ---------    --------    -----------
Net income or (loss)                 $    464    $      -    $   (26,788)
                                    =========    ========    ===========

Weighted average number of
    common shares outstanding      2,940,000     2,940,000     2,940,000
                                   =========     =========   ===========
   Net (loss) per share            $    0.00     $       -   $     (0.01)
                                   =========     =========   ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

                  Benchmark Technology Corporation
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)
            For the Three Months Ending March 31, 2001 and 2000
       and For the Period November 16, 1999 (Inception) to March 31, 2001


STATEMENT OF CASH FLOWS


                                                            November 16,
                                      Three Months Ended       1999
                                           March 31,       (Inception) to
                                    ---------------------     March 31,
                                       2001        2000         2001
                                    ---------    --------    -----------
Net (loss)                               464           -         (26,788)
Depreciation expense                   1,250                       2,917
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities (Decrease)
  in other current liabilities          (645)          -               -
                                      -------     ------        ---------
Net cash used by
operating activities                   1,069           -         (23,871)
                                     -------      ------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                      -           -         (25,000)
                                     -------      ------        ---------
Net cash used by
investing activities                       -           -         (25,000)
                                      ------      ------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                   -           -          58,450
                                      ------      ------        --------
Net cash provided by
financing activities                       -           -          58,450
                                      ------     -------        --------
Net (decrease) increase in cash        1,069           -           9,579
                                      ------     -------       ---------
Cash - beginning                       8,510           -               -
                                      ------     -------       ---------
Cash - ending cash                   $ 9,579     $     -       $   9,579
                                     =======     =======       =========

Supplemental disclosures:

     Interest paid                    $    -     $     -       $      -
                                      ======     =======       ========
     Income taxes paid                $    -     $     -       $      -
                                      ======     =======       ========



The Accompanying Notes are an Integral Part of These Financial Statements.

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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.

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

There is no provision for income taxes for the year ended March 31, 2001, due to the net loss and no state income tax in Nevada.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Benchmark Technology Corporation ("BKMT" or the "Company"), is a development stage contract foodservices company which plans to provide contract foodservices management to restaurants and nightclubs, which includes but is not limited to renting equipment to these establishments. Primary emphasis will be placed on offering specialized services to these establishments that will focus on improving on their operations in a cost effective manner and streamlining their foodservice management.

Primary emphasis will be placed on offering specialized services to these establishments that will focus on streamlining their foodservice management and improving on their operations in a cost effective manner. To provide reliable management services, any company must understand operation, flow and function. The Company also plans to rent equipment to these and other establishments in the foodservice industry.

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

The Company has achieved minimal revenues and profitability to date. Since the Company's inception on November 16, 1999 it has generated $8,345 in revenues and experienced an accumulated deficit of $26,788.

Going Concern- The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. (See Financial Note #5.)

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Loss/Earnings Per Share - Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.

Results of Operations
---------------------

As a developmental stage Company, the Company has generated $8,345 in revenues since its inception. During the First Quarter, ended March 31, 2001, the company earned $3,129 in revenues, mainly through the rental of equipment it purchased. Total expenses for the First Quarter were $2,665, of which $1,250 was depreciation expense and $1,415 was general and administrative expenses. During the First Quarter, ended, March 31, 2001, the Company had a net profit of $464 as compared to an accumulated net loss of $26,788 since its inception on November 16, 1999. The compares to no revenues nor expenses for the same period last year. The Company does not have any material commitments for capital expenditures.

Plan of Operation
-----------------

The Company devotes the major portion of its time and resources to the development of a customer base for its contract foodservices and equipment rental.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through March 31, 2001. On November 15, 1999, founding shareholders purchased 1,800,000 shares of the company's authorized but unissued treasury stock at a price of $0.001 per share.

On December 5, 1999, the Company completed a Private Placement Offering of 840,000 shares, pursuant to Regulation D, Rule 506 of the Securities Act of 1933. The Company filed an original Form D with the Securities and Exchange Commission.

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

There have been no other issuances of common or preferred stock.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the First Quarter ended March 31, 2001. Benchmark Technology Corporation intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the First Quarter year ended March 31, 2001.


Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "BMKT" and commenced its trading under that symbol on April 6, 2001.

Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, Benchmark Technology Corporation is not a party to any material legal proceedings, and none are known to be contemplated against Benchmark Technology Corporation.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a)Articles of Incorporation of the Company filed November 16, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

               (b)By-Laws of the Company adopted November 16, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  4     Instruments Defining the Rights of Security Holders

               (a)Facsimile of specimen common stock certificate, incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities of Small Business Issuers on Form 10-SB, previously filed with the Commission.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 10, 2001

                                     BENCHMARK TECHNOLOGY CORPORATION
                                     --------------------------------
                                               Registrant

By:   /s/ William D. DePriest II
--------------------------------
William D. DePriest II
Chairman of the Board
President and Chief Executive Officer
Chief Financial Officer


In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BENCHMARK TECHNOLOGY CORPORATION
                                     --------------------------------
                                             (Registrant)

Dated:  May 10, 2001

By:   /s/ LaDonna Tebo
------------------------------------
LaDonna Tebo
Secretary and Director