Form 10QSB
period 2001-06-30
BENCHMARK TECHNOLOGY CORP
filed 2001-08-10
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 2,940,000 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2001. Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no preferred stock issued nor outstanding as of June 30, 2001.

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

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2001, follow.

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
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
Benchmark Technology Corporation
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Benchmark Technology Corporation (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and for the period November 16, 2001 (Inception) to June 30, 2001, and statements of cash flows for the six month period ending June 30, 2001 and 2000 and for the period November 16, 2001 (Inception) to June 30, 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


August 9, 2001

/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                      Benchmark Technology Corporation
                       (a Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (unaudited)
                                                June 30,      December 31,
Assets                                             2001          2000
                                                ---------     ----------
Current assets:
  Cash                                          $  14,772     $    8,510
                                                ---------     ----------
Total Current Assets                            $  14,772     $    8,510

Equipment, net                                     20,833         23,333
                                                ---------     ----------
                                                $  35,605     $   31,843
                                                =========     ==========


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                              $       -     $      645
  Note payable-related party                        6,250              -
                                                ---------     ----------
Total current liabilities                           6,250            645

Stockholders' Equity

Common stock, $0.001 par value,
     20,000,000 shares authorized;
     2,940,000 shares issued and
     outstanding                                    2,940         2,940
Additional paid-in capital                         55,510        55,510
(Deficit) accumulated during development stage    (29,095)      (27,252)
                                                ----------     ---------
                                                   29,355        31,198
                                                ---------     ----------
                                                $  35,605     $  31,843
                                                =========     ==========


The accompanying Notes are an integral part of these financial statements.

                       Benchmark Technology Corporation
                        (a Development Stage Company)

                            Statement of Operations
                                (Unaudited)

          For the Three and Six Months Ending June 30, 2001 and 2000
       and For the Period November 16, 1999 (Inception) to June 30, 2001


STATEMENT OF OPERATIONS

                                                                  November 16,
                       Three Months Ending  Six Months Ending        1999
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Lease income            $  1,043   $      -  $  4,173  $      -  $  9,388
                        --------   --------  --------  --------  --------
Expenses:
  Depreciation Expense     1,250          -     2,500         -     4,167
  General
  administrative
  expenses                 2,100          -     3,515         -    34,316
                        --------   --------  --------  --------  --------
    Total expenses         3,350          -     6,015         -    38,483
                        --------   --------  --------  --------  --------
Net income or (loss)    $ (2,307)  $      -  $ (1,842) $      -  $(29,095)
                        ========   ========  ========  ========  =========

Weighted average
  number of common
  shares outstanding   2,940,000   2,940,000  2,940,000  2,940,000  2,940,000
                       =========   =========  =========  =========  =========
Net (loss) per share   $  (0.00)   $       -  $  (0.00)  $       -  $  (0.01)
                       =========   =========  =========  =========  =========

The accompanying Notes are an integral part of these financial statements.

                       Benchmark Technology Corporation
                        (a Development Stage Company)

                        Statement of Cash Flows
                              (unaudited)
            For the Six Months Ending June 30, 2001 and 2000
       and For the Period November 16, 1999 (Inception) to June 30, 2001


STATEMENT OF CASH FLOWS


                                                             November 16,
                                      Six Months Ended         1999
                                           June 30,         (Inception) to
                                    ---------------------      June 30,
                                       2001        2000          2001
                                    ---------    --------    -----------
Net (loss)                           $ (1,842)     $      -     $ (29,095)
Depreciation expense                    2,499                       4,167
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities
(Decrease) in other current
    liabilities                         (645)          -               -
                                      -------     ------        ---------
Net cash used by
operating activities                      12           -         (24,928)
                                     -------      ------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment                      -           -         (25,000)
                                     -------      ------        ---------
Net cash used by
investing activities                       -           -         (25,000)
                                     -------      ------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Note payable - related party           6,250           -           6,250
Issuance of common stock                   -           -          58,450
                                      ------      ------        --------
Net cash provided by
financing activities                   6,250           -          64,700
                                      ------     -------        --------
Net (decrease) increase in cash        6,250           -          14,772
                                      ------     -------       ---------
Cash - beginning                       8,510           -               -
                                      ------     -------       ---------
Cash - ending cash                   $14,772     $     -       $  14,772
                                     =======     =======       =========

Supplemental disclosures:

     Interest paid                    $    -     $     -       $      -
                                      ======     =======       ========
     Income taxes paid                $    -     $     -       $      -
                                      ======     =======       ========



The accompanying Notes are an integral part of these financial statements.

                      Benchmark Technology, Inc.
                    (a Development Stage Company)
                               Notes

Note 1 - Basis of Presentation

The consolidated interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $29,095 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate f unds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                      Benchmark Technology, Inc.
                    (a Development Stage Company)
                               Notes



Note 3 - Related party transactions

The Company was loaned $6,250 from International Fluid Dynamics, Inc., a company owned by a shareholder of the Company.

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

Note 4 - Note payable - related party

A shareholder loaned the Company $6,250. Pursuant to the Promissory Note dated April 30, 2001, the Note is due and payable in full plus interest on April 30, 2002. Interest is calculated on a simple rate of 8% per annum.

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

The Company has achieved minimal revenues and profitability to date. Since the Company's inception on November 16, 1999 it has generated $9,388 in lease income and experienced an accumulated deficit of $29,095.

Going Concern- The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. (See Financial Note #2.)

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Loss/Earnings Per Share - Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2001.

Results of Operations
---------------------

As a developmental stage Company, the Company has generated $9,388 in lease income since its inception. During the Second Quarter, ended June 30, 2001, the company earned $1,043 in revenues, mainly through the rental of equipment it purchased. Total expenses for the Second Quarter were $3,350, of which $1,250 was depreciation expense and $2,100 was general and administrative expenses. During the Second Quarter, ended, June 30, 2001, the Company had a net less of $2,307 as compared to an accumulated net loss of $29,095 since its inception on November 16, 1999. The compares to no revenues nor expenses for Second Quarter last year. The Company does not have any material commitments for capital expenditures.

Plan of Operation
-----------------

The Company devotes the major portion of its time and resources to the development of a customer base for its contract foodservices and equipment rental.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through June 30, 2001. On November 15, 1999, founding shareholders purchased 1,800,000 shares of the company's authorized but unissued treasury stock at a price of $0.001 per share.

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

International Fluid Dynamics, Inc., a company owned by a shareholder of the Company loaned the Company $6,250. Pursuant to the Promissory Note dated April 30, 2001, the Note is due and payable in full plus interest on April 30, 2002. Interest is calculated on a simple rate of 8% per annum. (See Financial Footnote Numbers 3 and 4.)

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the Second Quarter ended June 30, 2001. Benchmark Technology Corporation intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the Second Quarter year ended March 31, 2001.


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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.

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

               (b) Form 10-QSB for the quarter ended March 31, 2001. Incorporated by reference to the Company's Annual
               Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 9, 2001

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

                                     BENCHMARK TECHNOLOGY CORPORATION
                                     --------------------------------
                                             (Registrant)

Dated:  August 9, 2001

By:   /s/ LaDonna Tebo
------------------------------------
LaDonna Tebo
Secretary and Director