Form 10QSB
period 2001-09-30
BENCHMARK TECHNOLOGY CORP
filed 2001-11-09
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 0-31715
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 2,940,000 shares of common stock issued and outstanding, par value $0.001 per share as of September 30, 2001. Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no preferred stock issued nor outstanding as of September 30, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  17

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended September 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended September 30, 2001, follow.

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
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
Benchmark Technology Corporation
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Benchmark Technology Corporation (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period November 16, 1999 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000 and for the period November 16, 1999 (Inception) to September 30, 2001. These financial statements are the responsibility of the Company's management.

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

October 30, 2001

/s/ G. Brad Beckstead
-----------------------
G. Brad Beckstead, CPA

                      Benchmark Technology Corporation
                       (a Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (unaudited)
                                                September 30, December 31,
Assets                                             2001          2000
                                                ---------     ----------
Current assets:
  Cash                                          $   4,331     $    8,510
                                                ---------     ----------
Total Current Assets                            $   4,331     $    8,510

Equipment, net                                          -         23,333
                                                ---------     ----------
                                                $   4,331     $   31,843
                                                =========     ==========


Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                              $       -     $      645
                                                ---------     ----------
Total current liabilities                               -            645
                                                ---------     ----------
Stockholders' Equity

Common stock, $0.001 par value,
     20,000,000 shares authorized;
     2,940,000 shares issued and
     outstanding                                    2,940         2,940
Additional paid-in capital                         61,760        55,510
(Deficit) accumulated during development stage    (60,369)      (27,252)
                                                ----------     ---------
                                                     4,331       31,198
                                                ---------     ----------
                                                $    4,331    $  31,843
                                                =========     ==========


The accompanying Notes are an integral part of these financial statements.

                       Benchmark Technology Corporation
                        (a Development Stage Company)

                            Statement of Operations
                                (Unaudited)

          For the Three and Nine Months Ending September 30, 2001 and 2000 and For the Period November 16, 1999 (Inception) to September 30, 2001


STATEMENT OF OPERATIONS

                     Three Months Ending  Nine Months Ending   Nov 16, 1999
                         September 30,       September 30,    Inception) to
                     -------------------  ------------------   September 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  -------------
Lease income            $  1,043   $      -  $  4,173  $      -  $  9,388
                        --------   --------  --------  --------  --------
Expenses:
  Depreciation Expense       833          -     5,000         -     5,000
  General
  administrative
  expenses                11,041      9,550    14,556    24,269    45,357
                        --------   --------  --------  --------  --------
    Total expenses        11,874      9,550    19,556    24,269    50,357
                        --------   --------  --------  --------  --------
(Loss) from operations   (10,831)    (9,550)  (15,383)  (24,269)  (40,969)

Discontinued operations:
(Loss) on disposition
    of asests            (19,400)         -   (19,400)        -   (19,400)
                        --------   --------  --------  --------  --------
                         (19,400)         -   (19,400)        -   (19,400)
                        --------   --------  --------  --------  --------
Net income or (loss)    $(30,231)  $ (9,550) $(34,783) $(24,269) $(60,369)
                        ========   ========  ========  ========  =========

Weighted average
  number of common
  shares outstanding   2,940,000  2,940,000  2,940,000  2,940,000  2,940,000
                       =========  =========  =========  =========  =========
Net (loss) per share   $  (0.00)  $  (0.00)  $  (0.01)  $  (0.01)  $  (0.02)
                       =========  =========  =========  =========  =========

The accompanying Notes are an integral part of these financial statements.

                       Benchmark Technology Corporation
                        (a Development Stage Company)

                           Statement of Cash Flows
                                 (unaudited)
            For the Nine Months Ending September 30, 2001 and 2000
       and For the Period November 16, 1999 (Inception) to September 30, 2001


STATEMENT OF CASH FLOWS

                                                              November 16,
                                      Nine Months Ended           1999
                                         September 30,      (Inception) to
                                    ---------------------    September 30,
                                       2001        2000          2001
                                    ---------    --------    -----------
Net (loss)                           $(34,783)   $ (24,269)    $  (60,369)
Depreciation expense                    5,000            -          5,000
Loss on disposition of assets          19,400            -         19,400
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities
(Decrease) in other current
    liabilities                         (645)      (1,395)              -
                                      -------      -------      ---------
Net cash used by
operating activities                  (11,028)     (25,664)       (35,969)
                                      -------      --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of equipment                        600           -             600
Purchase of equipment                      -      (25,000)       (25,000)
                                     -------      --------      ---------
Net cash used by
investing activities                     600      (25,000)       (24,400)
                                     -------      --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed capital                    6,249           -           6,249
Issuance of common stock                   -       58,450         58,451
                                      ------      -------       --------
Net cash provided by
financing activities                   6,249           -          64,700
                                     -------     --------       --------
Net (decrease) increase in cash       (4,179)       7,786          4,331
                                     -------     --------       --------
Cash - beginning                       8,510            -              -
                                     -------     --------      ---------
Cash - ending cash                   $ 4,331     $  7,786      $   4,331
                                     =======     ========      =========

Supplemental disclosures:

     Interest paid                   $     -     $      -      $       -
                                     =======     ========      =========
     Income taxes paid               $     -     $      -      $       -
                                     =======     ========      =========



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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized substantial revenues to date and has accumulated operating losses of approximately $40,969 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital or seek a merger candidate to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        Benchmark Technology, Inc.
                      (a Development Stage Company)
                                   Notes


Note 3 - Related party transactions

A loan from a shareholder in the amount of $6,250 has been reclassified as additional paid-in capital.

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

Note 4 - Shareholders equity

A loan from a shareholder in the amount of $6,250 has been reclassified as additional paid-in capital.

Note 5 - Discontinued operations

On August 31, 2001, the Company elected to discontinue its hospitality equipment leasing business and liquidate its equipment due to flood damage from Tropical Storm Allison on June 9, 2001. The Company entered into a Settlement Agreement and Mutual Release (the "Agreement") with Fant-N Frwy, Inc., the lessee of the equipment, whereby Fant-N Frwy, Inc. was released of all rent liabilities and was transferred title to the equipment for the sum of $600. The Agreement resulted in a "Loss from Disposition of Assets" in the amount of $19,400.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Benchmark Technology Corporation ("BKMT" or the "Company"), is a development stage contract foodservices company which planned to provide contract foodservices management to restaurants and nightclubs, which included but was not limited to renting equipment to these establishments. Primary emphasis was placed on offering specialized services to these establishments that focused on improving on their operations in a cost effective manner and streamlining their foodservice management. To provide reliable management services, any company must understand operation, flow and function. The Company also planned to rent equipment to these and other establishments in the foodservice industry.

Initially, the market that Benchmark Technology Corporation planned to target was the city of Houston, Texas, where the company is headquartered, and a radius of 100 miles around Houston. Houston is the fourth-largest city in the United States. Though its fortunes were famously and dramatically impaired by the world-wide oil crisis of the early-80's, its economy has improved steadily ever since and its current rates of employment and economic activity are impressive with over fifteen years of continuous growth. Harris County, the county that includes Houston and the area surrounding it, according to the U.S. Census Bureau, is the third largest county in the United States with a population of 3,250,404 people and an area of 1,788 square miles.

The Company has achieved minimal revenues and no profitability to date. Since the Company's inception on November 16, 1999 it has generated $9,388 in lease income and experienced an accumulated deficit of $60,369.

Unfortunately, the Company's primary lease assets were irrevocably impaired as a result of Tropical Storm Allison on June 9, 2001. This has contributed to a disposition of the assets for a nominal amount and termination of the lease contract on the assets. As such, Management plans to raise additional equity capital or seek a merger candidate to finance the continuing operations and capital requirements of the Company.

Recent Event
------------

On August 31, 2001, the Company elected to discontinue its hospitality equipment leasing business and liquidate its equipment due to flood damage from Tropical Storm Allison on June 9, 2001. The Company entered into a Settlement Agreement and Mutual Release (the "Agreement") with Fant-N Frwy, Inc., the lessee of the equipment, whereby Fant-N Frwy, Inc. was released of all rent liabilities and was transferred title to the equipment for the sum of $600. The Agreement resulted in a "Loss from Disposition of Assets" in the amount of $19,400.

Going Concern
-------------

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. (See Financial "Note 2 - Going Concern.")

The Company had no dilutive common stock equivalents such as stock options orcwarrants as of September 30, 2001.

Results of Operations
---------------------

As a developmental stage Company, the Company generated $9,388 in lease income since its inception. During the Third Quarter, ended September 30, 2001, the company earned $1,043 in revenues, mainly through the rental of equipment it purchased. Total operating expenses for the Third Quarter were $11,874, of which $833 was depreciation expense and $11,874 was general and administrative expenses. These numbers do not include a loss on disposition of assets from discontinued operation which amounted to $19,400 (see "Recent Events"). During the Third Quarter, ended, September 30, 2001, the Company had a net loss of $30,231 as compared to a net loss of $9,550 as compared to the same period last year. The Company has an accumulated net loss of $60,369 since its inception on November 16, 1999. The Company does not have any material commitments for capital expenditures.

Plan of Operation
-----------------

The Company devoted the major portion of its time and resources to the development of a customer base for its contract foodservices and equipment rental. On August 31, 2001, the Company elected to discontinue its hospitality equipment leasing business and liquidate its equipment due to flood damage from Tropical Storm Allison on June 9, 2001. (See Financial
Note 5 - Discontinued operations.")

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through September 30, 2001. On November 15, 1999, founding shareholders purchased 1,800,000 shares of the company's authorized but unissued treasury stock at a price of $0.001 per share.

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

International Fluid Dynamics, Inc., a company owned by a shareholder of the Company contributed $6,250 to the Company.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the Third Quarter ended September 30, 2001. Benchmark Technology Corporation does not intend to pay salaries until cash flow permits. No officer or director received stock options or other non-cash compensation during the Third Quarter year ended September 30, 2001.

As stated under Recent Events, the Company elected to discontinue its hospitality equipment leasing business and liquidate its equipment due to flood damage from Tropical Storm Allison on June 9, 2001.

Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms. Therefore, management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to: management advancing the Company funding; seeking a merger candidate; or developing a strategic alliance with a better funded company

Market For Company's Common Stock
---------------------------------

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the internet and internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the internet, the Company's inexperience with the internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the internet, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

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

               (b) Form 10-QSB for the quarter ended March 31, 2001 and June 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               Consent of Independent Public Accountant

(b)  Reports on Form 8-K

None filed during the Quarter ended September 30, 2001.

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 6, 2001

                                     BENCHMARK TECHNOLOGY CORPORATION
                                     --------------------------------
                                               Registrant

By:   /s/ William D. DePriest II
--------------------------------
William D. DePriest II
Chairman of the Board
President and Chief Executive Officer
Chief Financial Officer