Form 10KSB
period 2001-12-31
BENCHMARK TECHNOLOGY CORP
filed 2002-03-28
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

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

     State issuer's revenues for its most recent fiscal year.  $4,173.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $0.00

     As of December 31, 2001, the issuer had 2,940,000 shares of common stock outstanding and no preferred stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................12
    Item 3.  Legal Proceedings.............................................12
    Item 4.  Submission of Matters to a Vote of Security Holders...........12

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....15
    Item 7.  Financial Statements..........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................19

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................20
    Item 10. Executive Compensation........................................21
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................22
    Item 12. Certain Relationships and Related Transactions................23
    Item 13. Exhibits and Reports on Form 8-K..............................24

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Benchmark Technology Corporation, originally a contract food services company, hereinafter referred to as " Benchmark Technology Corporation." or the "Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on November 12, 1999 (Nevada file number C28250-1999).

The Company is a development stage company which planned to provide contract foodservices management to restaurants and nightclubs, this included but was not limited to renting equipment to these establishments. Primary emphasis was placed on offering specialized services to these establishments that focused on improving on their operations in a cost effective manner and streamlining their foodservice management.

On June 9, 2001, as a result of Tropical Storm Allison, the Company's primary lease assets were irrevocably impaired. This has contributed to the sale of its assets and termination of the lease contract on the assets. Since that time, the Company's lease-back equipment business has been inactive.

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

B. Business of Issuer

1)  Principal Products, Services, and Principal Markets

Benchmark Technology Corporation ("BKMT" or the "Company"), is a development stage contract foodservices company which planned to provide contract foodservices management to restaurants and nightclubs, this included but was not limited to renting equipment to these establishments. Primary emphasis was placed on offering specialized services to these establishments by offering them contracts to lease equipment for their operations in a cost effective manner.

Initially, Benchmark Technology Corporation focused its market in the area of Houston, Texas, where the company is headquartered. Competition in the Houston is mostly dominated by the huge corporate foodservice giants, especially such companies as SYSCO Corporation, Alliant (formerly Kraft) Foods, Inc., PYA/Monarch, Performance Food Group Corporation, U.S. Foodservice, Inc, Aspeon, Inc., MBM Corporation, ProSource, Inc., Ameriserve, Inc., Marriott Distribution Services and a number of small leasing companies. Operating in and around these giants are a number of successful smaller operations who are able to build solid businesses by providing first-rate service and a knowledge of local resources. These companies mostly target institutional accounts like hospitals and medical care facilities, colleges and other educational institutions, military bases, and airports.

Restaurants, nightclubs, and institutions, faced with rising food costs, lack of funds to purchase capital equipment, labor pressures, unionization and tax structure revisions, are turning increasingly to contract foodservice management companies which give them the opportunity to contract out a segment of their business.

The Company achieved minimal revenues and no profitability to date.
Since the Company's inception on November 16, 1999 it has generated $9,389 in lease income and experienced an accumulated deficit of $64,692.

Unfortunately, the Company's primary lease assets were irrevocably impaired as a result of Tropical Storm Allison on June 9, 2001. This has contributed to a disposition of the assets for a nominal amount and termination of the lease contract on the assets.

On August 31, 2001, the Company elected to discontinue its hospitality equipment leasing business and liquidate its equipment due to flood damage from Tropical Storm Allison on June 9, 2001. The Company entered into a Settlement Agreement and Mutual Release (the "Agreement") with Fant-N Frwy, Inc., the lessee of the equipment, whereby Fant-N Frwy, Inc. was released of all rent liabilities and was transferred title to the equipment for the sum of $600. The Agreement resulted in a "Loss from Sale of Assets" in the amount of $19,672. As such, Management plans to raise additional equity capital or seek a merger candidate to finance the continuing operations and capital requirements of the Company.

2)  RISK FACTORS

(a)  LIMITED OPERATING HISTORY

The Company was organized on 12, 1999. The Company has limited operating history and must be considered to be a developmental stage company.
The Company's original business activities to date have been curtailed by Tropical Storm Allison on June 9, 2001. This Tropical Storm destroyed the company's lease-back inventory, and the company Was forced to cease its operations, as it had not equipment to lease To restaurants and nightclubs. This has contributed to a sale of its assets for a nominal amount and termination of the lease contract on the assets. As such, Management is accessing whether it needs to raise additional equity capital or seek a merger candidate to finance the continuing operations and capital requirements of the Company.


(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of general and administrative expenses the company will incur to remain reporting company with the U.S. Securities and Exchange Commission. As of December 31, 2001, the Company had an accumulated deficit of sixty-four thousand six hundred ninety two ($64,692) dollars. The Company expects that its operating expenses will increase significantly as it further develops and defines its business plan. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

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

(c)  Developing New Business Strategies

The Company is currently assessing various options and strategies to become a profitable corporation. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of LaDonna Tebo., the Company's President. In analyzing prospective businesses opportunities, LaDonna Tebo. will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based
On a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

(d)  Evaluating a Business Combination

The Company has not yet determined if it plans to seek or identify a business combination with a private entity whose business presents an opportunity for Company shareholders. Before this decision can be made the Company's management needs to review and evaluate business ventures for possible mergers or acquisitions. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

(e)  Selection of a Business Opportunity

Should the company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.


(f)  Operation of Business After Acquisition

If management decides to pursue a merger or acquisition, the Company will be dependent on the nature of the business and the interest acquired. The
Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

(g)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(h) Lack of experience or an industry track record on the part of management.

The Company currently relies exclusively upon the services and expertise of LaDonna Tebo, its sole office and director. There is no guarantee that her background can overcome the obstacles faced by the Company.

It may prove to be too great a challenge, given all the other factors listed here, for the Company to establish itself as a going concern. And although she may consult with trusted advisors who have more breadth of exposure to these practical details, it may yet happen that this advice itself will prove to be ineffective when and if difficulties arise.

(i)  Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

(j)  Risks Associated With New Services, Features and Functions

As the Company develops its new business strategies, there can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation. Expansion of the Company's operations in this manner would also require significant additional expenses and development, Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(k) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control.  See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue as it pursues new business strategies in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.


2) Status of Any Announced New Product or Service

The Company does not have any announced new product or service. The Company, however, has yet to announce any new products and has not announced any other recent additions or services.

3) Customers

Since Tropical Storm Allison on June 9, 2001, the Company Company's primary lease assets were irrevocably impaired, and as such, the company lost its customer base, as it had no inventory to lease.

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its former underlying infrastructure as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

5)  Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it defines its business strategies. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity presents a risk to the Company.

6)  Employees

The Company currently has one (1) employee who serves as both President and
Secretary of the Company.   The Company has no intention at this time to add
employees.

(i) The Company's performance is substantially dependent on the performance of its president, LaDonna Tebo. In particular, the Company's success depends on her ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fiscal year ended December 31, 2001.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

On April 6, 2001, the Company's common stock was cleared for trading on the OTC Bulletin Board system under the symbol BMKT. Since the Company was approved for trading, no shares have been traded as a very limited market exists for the trading of the Company's common stock.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


FISCAL 2001                                  HIGH              LOW
--------------------------------             ----              ----

Quarter ended June 30, 2001                  $0.00             $0.00
Quarter ended September 30, 2001             $0.00             $0.00
Quarter ended December 31, 2001              $0.00             $0.00


(ii) Dividends
--------------

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

(iii) Holders
-------------

The approximate number of holders of record of common stock as of December 31, 2001 was approximately fifty-nine (59).

(iv)  Liquidity and Capital Resources
-------------------------------------

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

In April, 2001, a shareholder contributed $6,250 to the Company as additional paid-in capital.

As of December 31, 2000, the Company has 2,940,000 shares of common stock issued and outstanding held by approximately 59 shareholders of record.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

Benchmark will continue to devote the major portion of its time to identify business opportunities.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

Other risks include but are not limited to the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not fully implemented its business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues through promoting its foodservices. As of December 31, 2000, the Company had an accumulated deficit of ($64,692) dollars. The Company expects that its operating expenses will increase significantly during the next several months. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(ii) Results of Operations
--------------------------

As a developmental stage Company, since its inception of November 16, 1999, the Company generated $9,389 in revenues from the leasing of foodservice equipment it purchased for $23,333. For the calendar year ending December 31, 2001, the company generated $4,173 in revenues versus $5,216 for the same period last year. Due to a major loss of its equipment due to Tropical Storm Allison on June 9, 2001, the Company was forced to take a loss on its assets of $19,672. Not only did this interrupt the Company's operations, but it resulted in a net loss of $37,440 for the calendar year, versus a net loss of $27,252 for the same period last year. In addition to the loss of the sale of its equipment, the company had general and administrative expenses of $21,941. The Company does not expect to generate any revenues until it can redefine its business plan, subsequent to its inventory loss. Since the Company's inception on November, 16, 1999 through December 31, 2001, the Company experienced net losses $64,692. The bulk of these expenses, $54,409 were for general and administrative costs, and the remaining $19,672 represented the its loss from the sale of assets.

The Company currently has one employee who serves both officer and director of the Company. This employee received no compensation through December 31, 2001. The Company does not plan to hire any additional employees until it can become an profitable entity.

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

ITEM 7.  FINANCIAL STATEMENTS.



                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 2001 AND 2000

                                   CONTENTS



CONTENTS
                                                        PAGE
INDEPENDENT AUDITORS' REPORT                            1
BALANCE SHEETS                                          2
STATEMENTS OF OPERATIONS                                3
STATEMENT OF STOCKHOLDERS' EQUITY                       4
STATEMENTS OF CASH FLOWS                                5
NOTES TO FINANCIAL STATEMENTS                           6-8


                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors of Benchmark Technology Corporation:

We have audited the accompanying balance sheet of Benchmark Technology Corporation (A Development Stage Company) as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of Benchmark Technology Corporation as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended, and for the period from November 16, 1999 (inception) to December 31, 2000, were audited by other auditors whose report thereon, dated February 28, 2001, expressed an unqualified opinion on those statements. The financial statements for the period November 16, 1999 (inception) through December 31, 2000, reflect total revenue and a net loss of $-0- and $1,581, respectively, of the related totals. The other auditors' report has been furnished to us, and or opinion, insofar as it relates to the amount included for such prior period is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Technology Corporation as of December 31, 2001, the results of its operations and its cash flows for the year then ended, and for the period from November 16, 1999 (inception) to December 31 2001, in conformity with accounting principles generally accepted in the United States of America.


                                  MERDINGER, FRUCHTER, ROSEN & CORSO, P.C.
                                  Certified Public Accountants

New York, New York

                       BENCHMARK TECHNOLOGY CORPORATION.
                         (A Development Stage Company)
                                 BALANCE SHEET





BALANCE SHEET
                                                        December 31,
                                                -----------------------------
                                                      2001           2000
                                                --------------  -------------
ASSETS
   Cash and cash equivalents                    $            8  $       8,510
                                                --------------  -------------
     Total current assets                                    8          8,510
Property and equipment, net of accumulated
  depreciation of $-0- and $1,667                            -         23,333
                                                --------------  -------------

     TOTAL ASSETS                               $            8  $      31,843
                                                ==============  =============
AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses        $            -  $         645
                                                --------------  -------------
     Total current liabilities                               -            645
                                                --------------  -------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                        -              -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  2,940,000 shares issued and outstanding                2,940          2,940
  Additional paid-in capital                            61,760         55,510
  Deficit accumulated during
   the development stage                              (64,692)       (27,252)
                                                --------------  -------------
     Total stockholders' equity                              8         31,198
                                                --------------  -------------
     Total liabilities and stockholders' equity $            8  $      31,843
                                                ==============  =============







The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS




STATEMENTS OF OPERATIONS
                                                                November 16,
                                                                   1999
                                        For the Year Ended    (Inception) to
                                            December 31,        December 31,
                                       --------------------  ----------------
                                         2001        2000          2001
                                       ---------  ---------  ----------------
Revenue                                $   4,173  $   5,216  $          9,389

Operating Expenses
  General and administrative expenses     21,941     32,468            54,409
  Loss from sale of assets                19,672          -            19,672
                                       ---------  ---------  ----------------
Total operation expenses                  41,613     32,468            74,081
                                       ---------  ---------  ----------------
Loss from operations before provision
for income taxes                        (37,440)   (27,252)          (64,692)

Provision for income taxes                     -          -                 -
                                       ---------  ---------  ----------------
Net loss                               $(37,440)  $(27,252)  $       (64,692)
                                       =========  =========  ================
Net loss per share - basic and diluted $       -  $       -  $              -
                                       =========  =========  ================
Weighted average number of common
 shares                                2,940,000  2,468,384         2,650,593
                                       =========  =========  ================






The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY



STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                                            Additional During the     Total
                              Common Stock   Paid-In   Development Stockholders'
                          -----------------
                            Shares   Amount  Capital      Stage       Equity
                          ---------  ------ ---------- ----------- -------------
Balance, Nov 16,
 1999 (Inception)                 -  $    - $        - $         - $           -

Issuance of founder shares
  for cash At $0.001 per
  share, November 16,1999 1,800,000   1,800          -           -         1,800
                          ---------  ------ ---------- ----------- -------------
Balance December 31, 1999 1,800,000   1,800          -           -         1,800

Rule 504 offering at
  $0.05 per share,
  May 31, 2000              840,000     840     41,160           -        42,000

Rule 506 offering at
  $0.05 per share,
  December 5, 2000          300,000     300     14,700           -        15,000

Cost of private placement         -       -      (350)           -         (350)

Net loss                          -       -          -    (27,252)      (27,252)
                          ---------  ------ ---------- ----------- -------------
Balance, Dec 31, 2000     2,940,000   2,940     55,510    (27,252)        31,198

Shareholder Contribution          -       -      6,250           -         6,250

Net Loss                          -       -          -    (37,440)      (37,440)
                          ---------  ------ ---------- ----------- -------------
Balance, Dec 31, 2001     2,940,000  $2,940 $   61,760 $  (64,692) $           8
                          =========  ====== ========== =========== =============









The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



STATEMENT OF CASH FLOWS

                                                                    November 16,
                                                                       1999
                                               For the Year Ended  (inception)to
                                                  December 31,      December 31,
                                              --------------------
                                                2001       2000        2001
                                              ---------  --------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                    $(37,440)  $(27,252) $    (64,692)
  Depreciation                                    3,061      1,667         4,728
  (Decrease) increase in accounts payable         (645)        645             -
                                              ---------  --------- -------------
NET CASH USED IN OPERATING ACTIVITIES          (35,024)   (24,940)      (59,964)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               -   (25,000)      (25,000)
  Disposal of equipment                          20,272          -        20,272
                                              ---------  --------- -------------
NET CASH USED BY INVESTING ACTIVITIES            20,272   (25,000)       (4,728)
                                              ---------  --------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock, net                           -     58,450        58,450
  Additional paid-in capital                      6,250          -         6,250
                                              ---------  --------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         6,250     58,450        64,700
                                              ---------  --------- -------------
  Net change in cash and cash equivalents       (8,502)      8,510             -
  Cash and cash equivalents - beginning of
  period                                      $   8,510          -             8
                                              ---------  --------- -------------
  Cash and cash equivalents - end of period   $       8  $   8,510 $           8
                                              =========  ========= =============
Supplemental Information:
  Cash payments made for:
    Income taxes                              $       -  $       - $           -
                                              =========  ========= =============
    Interest                                  $       -  $       - $           -



The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



 NOTE 1 -   DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
            POLICIES

            Nature of Operations
            --------------------
            Benchmark Technology Corporation (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on November 16, 1999.

            Use of Estimates
            ----------------
            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

            Cash and Cash Equivalents
            -------------------------
            The Company considers all highly liquid investments purchased with
            original   maturities   of  three  months  or  less  to  be   cash
            equivalents.

            Income Taxes
            ------------
            Income taxes are provided for based on the liability method of accounting pursuant to SFAS No. 109, "Accounting for Income Taxes." Deferred income taxes, if any, are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

            Earnings Per Share
            ------------------
            The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2001, the Company had no securities that would effect loss per share if they were to be dilutive.

            Comprehensive Income
            --------------------
            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 2 -    INCOME TAXES

            The components of the provision for income taxes for the period from January 1, 2001 to December 31, 2001 are as follows:

             Current Tax Expense
               U.S. Federal                           $           -
               State and Local                                    -
                                                      -------------
             Total Current                                        -
                                                      -------------

             Deferred Tax Expense
               U.S. Federal                                       -
               State and Local                                    -
                                                      -------------
             Total Deferred                                       -
                                                      -------------

             Total Tax Provision (Benefit) from
              Continuing Operations                   $           -
                                                      =============

            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

            Federal Income Tax Rate                             34.0%
            Effect of Valuation Allowance                   (   34.0)%
            Effective Income Tax Rate                            0.0%

            At December 31, 2001, the Company had net carryforward losses of $58,442. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 are as follows:

            Deferred Tax Assets
             Loss Carryforwards                           $    19,000

             Less:  Valuation Allowance                      ( 19,000)
                                                          -----------
             Net Deferred Tax Assets                      $         -
                                                          ===========

            Net operating loss carryforwards expire in 2021.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000



NOTE 3 -    COMMON STOCK

            On November 16, 1999, the Company issued 1,800,000 shares of its $0.001 par value common stock for cash of $1,800.

            On May 31, 2000, the Company issued 840,000 shares of its $0.001 par value common stock at $0.05 per share for cash of $42,000. The shares were issued pursuant to a Securities and Exchange Commission Rule 506 offering.

            On May 31, 2000, the Company issued 300,000 shares of its $0.001 par value common stock at $0.05 per share for cash of $15,000. The shares were issued pursuant to a Securities and Exchange Commission Rule 504 offering.

            In April 2001, a shareholder contributed $6,250 to the Company as additional paid-in capital.

NOTE 4 -    RELATED PARTY TRANSACTIONS

            The Company neither owns nor leases any real or personal property. The officers/directors of the Company provide office and other services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. These individuals are involved in other business activities and may, in the future, become involved in other business opportunities. If specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

            In April 2001, a shareholder contributed $6,250 to the Company as additional paid-in capital.

-------------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company filed a Current Report dated March 18, 2002 on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

There were no disagreements between the Company and its former CPA, G. Brad Beckstead on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of G. Brad Beckstead, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

On March 18, 2002 the Registrant engaged Merdinger, Fruchter, Rosen &
Corso, P.C. as its principal accountant to audit the Registrant's financial statements as successor to G. Brad Beckstead. During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Corso, P.C. regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, nor did Merdinger, Fruchter, Rosen & Corso, P.C. provide advice to the Registrant, either written or oral, that was an important factor considered by the Registrant in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during the Registrant's two most recent fiscal years or subsequent interim period, the Registrant has not consulted Merdinger, Fruchter, Rosen & Corso, P.C.
on any matter that was the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The names, ages and positions of the Company's directors and executive officers are as follows:


Name                         Age           Position
------------                 ---      -------------------------------
LaDonna Tebo                 32       President, Chief Executive
                                      Officer, Chief Financial
                                      Officer, Secretary and Director


Work Experience

LaDonna Tebo
------------

LaDonna Tebo was formerly a model for Page Parkes modeling studio and Eva Models (Paris, France). She worked part-time as a librarian and held sales positions for various retail establishments in the Houston area.

She graduated Conroe High School in 1987; graduated Texas A & M University (summa cum laude) in 1992 earning a Bachelor of Science degree majoring in bio-chemistry. She completed 2-1/2 years of medical school at University of Texas Health Science Center at Houston, TX.

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2001. Benchmark Technology Corporation intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2001. The Company does have employment agreements in place with each of its officer.

                                                                  Stock
Name             Position        Annual Compensation    Bonus     Options
--------------   ---------       -------------------    -----     -------
LaDonna Tebo     President/Secretary  $ 0               $ 0       None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of March 7, 2002, by each person known by Benchmark Technology Corporation to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

                                                         Amount
Title     Name and Address                               of shares   Percent
of        of Beneficial                                  held by     of
Class     Owner of Shares            Position            Owner       Class
--------------------------------------------------------------------------------


Common  LaDonna Tebo(1)              President/Secretary   970,000   32.9%

Common  Franklin C. Fisher, Jr.(2)   Shareholder         1,320,000   44.8%

--------------------------------------------------------------------------------
Common   All Executive Officers and
         Directors as a Group (1 person)                   970,000   32.9%

The percentages listed in the Percent of Class column are based upon 2,940,000 outstanding shares of common stock, which will be the number of outstanding shares of common stock as of the effective date.



(1)  LaDonna Tebo, 612 Little John, Houston, Texas  77024

(2) Franklin Fisher, Jr., One Riverway, Suite 1700, Houston, TX 77056. This includes the 140,000 shares of Common Stock beneficially owned by International Fluid Dynamics, which is controlled by Mr. Fisher, and also includes 1400,000 shares of Common Stock beneficially owned by TCA Investments, Inc., which is controlled by Mr. Fisher.

Persons Sharing Ownership of Control of Shares

No persons other than LaDonna Tebo, and Franklin C. Fisher, Jr. own or share the power to vote five percent (5%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

There are no options, warrants or rights to purchase securities of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of Merdinger, Fruchter, Rosen & Corso, P.C., Certified Public Accountants, to perform audited financials for the Company. Merdinger, Fruchter, Rosen & Corso, P.C., owns no stock in the Company. The company has no formal contracts with its accountant, they are paid on a fee for service basis through a separate escrow account.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, she may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

In April, 2001, a shareholder contributed $6,250 to the Company as additional paid-in capital.

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

(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated December 19, 2001 on Form 8-K containing information pursuant to Item 5 ("Other Events") entitled "Resignation of Company CEO and CFO and appointment new CEO and CFO". The Company filed a Current Report dated March 18, 2002, pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting").

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

                                    Benchmark Technology Corporation
                                    --------------------------------
                                              (Registrant)

Dated:  March 28, 2002

                                     By:   /s/  LaDonna Tebo
                                     ----------------------------------
                                          LaDonna Tebo
                                          President,
                                          Chief Financial Officer and
                                          Secretary