Form 10QSB
period 2002-03-31
BENCHMARK TECHNOLOGY CORP
filed 2002-05-13
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 Common Stock, authorized, 2,940,000 shares of common stock issued and outstanding, par value $0.001 per share as of March 31, 2002. Preferred stock, $0.001 par value per share, 5,000,000 shares authorized, no preferred stock issued nor outstanding as of March 31, 2002.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statement of Shareholders' Equity (unaudited)........   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................   9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  14

Item 5.   Other Information....................................  14

Item 6.   Exhibits and Reports on Form 8-K.....................  15

Signatures.....................................................  16

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2002, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                       BENCHMARK TECHNOLOGY CORPORATION.
                         (A Development Stage Company)
                                 BALANCE SHEET





BALANCE SHEET
                                                 (Unaudited)
                                                    March 31,    December 31,
                                                      2002          2001
                                                --------------  -------------
ASSETS
   Cash and cash equivalents                    $            -  $           8
                                                --------------  -------------
     Total current assets                                    -              8
Property and equipment, net of accumulated
  depreciation of $-0- and $1,667                            -              -
                                                --------------  -------------

     TOTAL ASSETS                               $            0  $           8
                                                ==============  =============
AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses        $            -  $           -
                                                --------------  -------------
     Total current liabilities                               -              -
                                                --------------  -------------
STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                        -              -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
  2,940,000 shares issued and outstanding                2,940          2,940
  Additional paid-in capital                            61,760         61,760
  Deficit accumulated during
   the development stage                               (64,700)       (64,692)
                                                --------------  -------------
     Total stockholders' equity                              -              8
                                                --------------  -------------
     Total liabilities and stockholders' equity $            0  $           8
                                                ==============  =============


The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (unaudited)



STATEMENTS OF OPERATIONS
                                                              November 16,
                                                                 1999
                                        For the Qtr Ended    (Inception) to
                                            March 31,           March 31,
                                       --------------------  ----------------
                                         2002        2001          2002
                                       ---------  ---------  ----------------
Revenue                                $       -  $   3,219  $          9,389

Operating Expenses
  General and administrative expenses          8      1,415            54,417
  Depreciation                                 -      1,250                 -
  Loss from sale of assets                     -          -            19,672
                                       ---------  ---------  ----------------
Total operation expenses                       8      2,665            74,090
                                       ---------  ---------  ----------------
Loss from operations before provision
for income taxes                              (8)         -          (64,700)

Provision for income taxes                     -          -                 -
                                       ---------  ---------  ----------------
Net income (loss)                      $      (8) $     464  $       (64,700)
                                       =========  =========  ================
Net loss per share - basic and diluted $       -  $       -  $              -
                                       =========  =========  ================
Weighted average number of common
 shares                                2,940,000  2,940,000         2,650,593
                                       =========  =========  ================






The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
                                  (unaudited)


STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                                            Additional During the     Total
                              Common Stock   Paid-In   Development Stockholders'
                          -----------------
                            Shares   Amount  Capital      Stage       Equity
                          ---------  ------ ---------- ----------- -------------
Balance, Nov 16,
 1999 (Inception)                 -  $    - $        - $         - $           -

Issuance of founder shares
  for cash At $0.001 per
  share, November 16,1999 1,800,000   1,800          -           -         1,800
                          ---------  ------ ---------- ----------- -------------
Balance December 31, 1999 1,800,000   1,800          -           -         1,800

Rule 504 offering at
  $0.05 per share,
  May 31, 2000              840,000     840     41,160           -        42,000

Rule 506 offering at
  $0.05 per share,
  December 5, 2000          300,000     300     14,700           -        15,000

Cost of private placement         -       -      (350)           -         (350)

Net loss                          -       -          -    (27,252)      (27,252)
                          ---------  ------ ---------- ----------- -------------
Balance, Dec 31, 2000     2,940,000   2,940     55,510    (27,252)        31,198

Shareholder Contribution          -       -      6,250           -         6,250

Net Loss                          -       -          -    (37,440)      (37,440)
                          ---------  ------ ---------- ----------- -------------
Balance, Dec 31, 2001     2,940,000  $2,940 $   61,760 $  (64,692) $           8
                          ---------  ------ ---------- ----------- -------------
Net Loss                          -       -          -         (8)            (8)

Balance, March 31, 2002   2,940,000  $2,940 $   61,760 $  (64,700) $           -
                          =========  ====== ========== =========== =============




The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                  (unaudited)


STATEMENT OF CASH FLOWS

                                                                    November 16,
                                                                       1999
                                               For the Year Ended  (inception)to
                                                    March 31,         March 31,
                                              --------------------
                                                2002       2001        2002
                                              ---------  --------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                 $     (8)  $     464  $    (64,700)
  Depreciation                                       -      1,250         4,728
  (Decrease) increase in accounts payable            -          -             -
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities (Decrease)
  in other current liabilities                       -          -             -
                                              ---------  --------- ------------
NET CASH USED IN OPERATING ACTIVITIES               (8)         -       (59,972)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               -         -       (25,000)
  Disposal of equipment                               -         -        20,272
                                              ---------  --------- -------------
NET CASH USED BY INVESTING ACTIVITIES                 -         -        (4,728)
                                              ---------  --------- -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock, net                           -         -        58,450
  Additional paid-in capital                          -         -         6,250
                                              ---------  --------- ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             -         -        64,700
                                              ---------  --------- ------------
  Net change in cash and cash equivalents            (8)     1,069            -
  Cash and cash equivalents - beginning of
  period                                      $       8      8,510            -
                                              ---------  --------- ------------
  Cash and cash equivalents - end of period   $       0  $   9,579 $          0
                                              =========  ========= ============
Supplemental Information:
  Cash payments made for:
    Income taxes                              $       -  $       - $          -
                                              =========  ========= ============
    Interest                                  $       -  $       - $          -



The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001



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

           Management's efforts to date have focused primarily on the raising of equity capital through the sale of its common stock and on the development of the medical device. As such, the Company is subject to the risks and uncertainties associated with a new business. The success of the Company's future operations is dependent, in part, upon the Company's ability to raise sufficient capital to complete development and testing of its prototype chiropractic units, finalize the commercial device, establish commercial production, and then successfully market its product.

 NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Interim Financial Information
           -----------------------------

           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with generally accepted accounting principles pursuant to Regulation S-B of the Securities and Exchanges Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 10-KSB for the year ended December 31, 2001. In the opinion of management, the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of results of operations to be expected for the full year.

 NOTE 3 -  RELATED PARTY TRANSACTIONS

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

Initially, the market that Benchmark Technology Corporation planned to target was the city of Houston, Texas, where the company is headquartered, and a radius of 100 miles around Houston. Houston is the fourth-largest city in the United States. Though its fortunes were famously and dramatically impaired by the world-wide oil crisis of the early-80's, its economy has improved steadily ever since and its current rates of employment and economic activity are impressive with over fifteen years of continuous growth. Harris County, the county that includes Houston and the area surrounding it, according to the U.S. Census Bureau, is the first largest county in the United States with a population of 3,250,404 people and an area of 1,788 square miles.

The Company has achieved minimal revenues and no profitability to date. Since the Company's inception on November 16, 1999 it has generated $9,388 in lease income and experienced an accumulated deficit of $64,700.

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

The Company had no dilutive common stock equivalents such as stock options or warrants as of March 31, 2002.

Results of Operations
---------------------

As a developmental stage Company, the Company generated $9,388 in lease income since its inception. During the First Quarter, ended March 31, 2002, the company earned no revenues versus $3,219 in revenues for the same period last year. Total operating expenses for the First Quarter were $8, which consisted of bank service fees. During the First Quarter, ended, March 31, 2002, the Company had a net loss of $8 as compared to a net loss of $2,665 for the same period last year. The Company has an accumulated net loss of $64,700 since its inception on November 16, 1999. The Company does not have any material commitments for capital expenditures.

Plan of Operation
-----------------

The Company devoted the major portion of its time and resources to the development of a customer base for its contract foodservices and equipment rental. On August 31, 2001, the Company elected to discontinue its hospitality equipment leasing business and liquidate its equipment due to flood damage from Tropical Storm Allison on June 9, 2001.

Without any operating business or material assets, the Company will remain inactive until such time as management identifies strategic opportunities, finds additional funding, completes an acquisition of, or merger with an operating company. No assurances can be given as to Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.


Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through March 31, 2002. On November 15, 1999, founding shareholders purchased 1,800,000 shares of the company's authorized but unissued treasury stock at a price of $0.001 per share.

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

As a result of the Company's current limited available cash, no officer or director received compensation through the First Quarter ended March 31, 2002. Benchmark Technology Corporation does not intend to pay salaries until cash flow permits. No officer or director received stock options or other non-cash compensation during the First Quarter year ended March
31, 2002.

As stated above, the Company elected to discontinue its hospitality equipment leasing business and liquidate its equipment due to flood damage from Tropical Storm Allison on June 9, 2001.

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

Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "BMKT" and commenced its trading under that symbol on April 6, 2001. As of March 31, 2002, no shares have been traded as a very limited market exists for the trading of the Company's common stock.


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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2002, no matters were submitted to the Company's security holders.

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

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the year ended December 31, 2000 and December 31, 2001. Incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the quarter ended March 31, 2001 June 30, 2001 and September 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.


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


                                     BENCHMARK TECHNOLOGY CORPORATION
                                     --------------------------------
                                               Registrant

Dated:  May 8, 2002

                                     By:   /s/  LaDonna Tebo
                                     ----------------------------------
                                          LaDonna Tebo
                                          President,
                                          Chief Financial Officer and
                                          Secretary