Form 10QSB/A
period 2002-03-31
BENCHMARK TECHNOLOGY CORP
filed 2002-05-16
CIK 1121793

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

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Statement of Shareholders' Equity (unaudited)........   8
          Notes to Financial Statements........................   9

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................  12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  17

Item 2.   Changes in Securities and Use of Proceeds............  17

Item 3.   Defaults upon Senior Securities......................  17

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  17

Item 5.   Other Information....................................  17

Item 6.   Exhibits and Reports on Form 8-K.....................  18

Signatures.....................................................  19

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2002, follow.

                       BENCHMARK TECHNOLOGY CORPORATION.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                  (UNAUDITED)




BALANCE SHEET


                                                        March 31,   December 31,
                                                          2002          2001
                                                        ---------   ------------
ASSETS
   Cash and cash equivalents                            $       -   $          8
                                                        ---------   ------------
     Total current assets                                                      8

Property and equipment, net of accumulated
  depreciation of $-0- and $1,667                                              -
                                                        ---------   ------------
     TOTAL ASSETS                                       $       -   $          8
                                                        =========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses                $       -   $          -
                                                        ---------   ------------
     Total current liabilities                                                 -
                                                        ---------   ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $0.001 par value;
    5,000,000 shares authorized,
    -0- shares issued and outstanding                           -              -
  Common stock, $0.001 par value;
    20,000,000 shares authorized,
    2,940,000 shares issued and outstanding                 2,940          2,940
  Additional paid-in capital                               61,760         61,760
  Deficit accumulated during
   the development stage                                 (64,700)       (64,692)
                                                        ---------   ------------
     Total stockholders' equity                                 -              8
                                                        ---------   ------------
     Total liabilities and stockholders' equity         $       -   $          8
                                                        =========   ============


The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


STATEMENTS OF OPERATIONS
                                                                November 16,
                                                                   1999
                                        For the Year Ended    (Inception) to
                                              March 31,         March 31,
                                       --------------------  ----------------
                                         2002        2001          2002
                                       ---------  ---------  ----------------
Revenue                                $       -  $   3,129  $          9,389

Operating Expenses
  General and administrative expenses          8      2,665            54,417
  Loss from sale of assets                     -          -            19,672
                                       ---------  ---------  ----------------
Total operation expenses                       8      2,665            74,089
                                       ---------  ---------  ----------------

Income (loss) from operations before
 provision for income taxes                  (8)        464          (64,700)

Provision for income taxes                     -          -                 -
                                       ---------  ---------  ----------------


Net income (loss)                      $     (8)  $     464  $       (64,700)
                                       =========  =========  ================

Net income (loss) per share -
   basic and diluted                   $       -  $       -  $         (0.02)
                                       =========  =========  ================


Weighted average number of common
   shares                              2,940,000  2,940,000         2,616,860
                                       =========  =========  ================


The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


STATEMENT OF CASH FLOWS

                                                                    November 16,
                                                                       1999
                                        For the Three Months Ended (inception)to
                                                   March 31,         March 31,
                                              --------------------
                                                2002       2001        2002
                                              ---------  --------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                           $     (8)  $     464 $    (64,700)
  Depreciation                                        -      1,250         4,728
  (Decrease) increase in accounts payable             -      (645)             -
                                              ---------  --------- -------------

NET CASH USED IN OPERATING ACTIVITIES               (8)      1,069      (59,972)
                                              ---------  --------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               -          -      (25,000)
  Disposal of equipment                               -          -        20,272
                                              ---------  --------- -------------

NET CASH USED BY INVESTING ACTIVITIES                 -          -       (4,728)
                                              ---------  --------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock, net                           -          -        58,450
  Additional paid-in capital                          -          -         6,250
                                              ---------  --------- -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             -          -        64,700
                                              ---------  --------- -------------

  Net change in cash and cash equivalents           (8)      1,069             -

  Cash and cash equivalents - beginning of
    period                                            8      8,510             -
                                              ---------  --------- -------------

  Cash and cash equivalents - end of period   $       -  $   9,579 $           -
                                              =========  ========= =============


Supplemental Information:
  Cash payments made for:
    Income taxes                              $       -  $       - $           -
                                              =========  ========= =============
    Interest                                  $       -  $       - $           -
                                              =========  ========= =============



The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY


STATEMENT OF STOCKHOLDERS' EQUITY

                                                         Deficit
                                                       Accumulated
                                            Additional During the     Total
                              Common Stock   Paid-In   Development Stockholders'
                          -----------------
                            Shares   Amount  Capital      Stage       Equity
                          ---------  ------ ---------- ----------- -------------
Balance, Nov 16, 1999
   (Inception)                    -  $    - $        - $         - $           -

Issuance of founder
 shares for cash
 At $0.001 per share,
 Nov 16, 1999             1,800,000   1,800          -           -         1,800
                          ---------  ------ ---------- ----------- -------------

Balance Dec 31, 1999      1,800,000   1,800          -           -         1,800

Rule 504 offering at
 $0.05 per share,
 May 31, 2000               840,000     840     41,160           -        42,000

Rule 506 offering at
 $0.05 per share,
 December 5, 2000           300,000     300     14,700           -        15,000

Cost of private placement         -       -      (350)           -         (350)

Net loss                          -       -          -    (27,252)      (27,252)
                          ---------  ------ ---------- ----------- -------------

Balance, Dec 31, 2000     2,940,000   2,940     55,510    (27,252)        31,198

Shareholder Contribution          -       -      6,250           -         6,250

Net Loss                          -       -          -    (37,440)      (37,440)
                          ---------  ------ ---------- ----------- -------------

Balance, Dec 31, 2001     2,940,000   2,940 $   61,760    (64,692)             8


Net Loss                          -       -          -         (8)           (8)
                          ---------  ------ ---------- ----------- -------------

Balance at Mar 31, 2002   2,940,000  $2,940 $   61,760 $  (64,700) $           -
                          =========  ====== ========== =========== =============


The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2002



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

            General
            -------
            The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

            In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The unaudited condensed financial statements and footnotes thereto included in the Company's December 31, 2001 annual report are included in SEC form 10-KSB.

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

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2002



 NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

            Earnings Per Share
            ------------------

            The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of March 31, 2002, the Company had no securities that would effect loss per share if they were to be dilutive.

            Comprehensive Income
            --------------------

            SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

NOTE 2 -    INCOME TAXES

            The components of the provision for income taxes for the period from January 1, 2001 to March 31, 2002 are as follows:

             Current Tax Expense
               U.S. Federal                           $           -
               State and Local                                    -
                                                      -------------

             Total Current                                        -
                                                      -------------


             Deferred Tax Expense
               U.S. Federal                                       -
               State and Local                                    -
                                                      -------------

             Total Deferred                                       -
                                                      -------------


             Total Tax Provision (Benefit) from
              Continuing Operations                    $          -
                                                       ============


            The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2002



NOTE 2 -    INCOME TAXES (Continued)

            Federal Income Tax Rate                             34.0%
            Effect of Valuation Allowance                     (34.0)%
                                                              -------

            Effective Income Tax Rate                            0.0%
                                                              =======


            At March 31, 2002, the Company had net carryforward losses of $58,450. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

            Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of March 31, 2002 are as follows:

            Deferred Tax Assets
             Loss Carryforwards                           $    20,000

             Less:  Valuation Allowance                      (20,000)
                                                          -----------

             Net Deferred Tax Assets                      $         -
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

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2002



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

Dated:  May 9, 2002

                                     By:   /s/  LaDonna Tebo
                                     ----------------------------------
                                          LaDonna Tebo
                                          President,
                                          Chief Financial Officer and
                                          Secretary