Form 10QSB
period 2002-06-30
BENCHMARK TECHNOLOGY CORP
filed 2002-09-13
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2002
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------
                     Commission File Number: 0-31715
--------------------------------------------------------------------------

                     Benchmark Technology Corporation
                ----------------------------------------------
                (Name of small business issuer in its charter)

             Nevada                           91-2007478
 -------------------------------   -----------------------------------
(State or other jurisdiction of     I.R.S. Employer Identification
incorporation or organization)      Number

    1250 South Burnham, Ste. 212, Las Vegas, NV         89104
    -------------------------------------------       ----------
     (Address of principal executive offices)         (Zip code)

                             (702) 384-8692
     ---------------------------------------------------------
                      Issuer's Telephone Number

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 75,000,000 shares of common stock authorized and 13,940,000 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2002. Preferred stock, $0.001 par value per share, 73,455 shares of Series A Preferred Stock issued and outstanding as of June 30, 2002.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheets (unaudited)...........................   4
          Statements of Operations (unaudited).................   5
          Statement of Shareholders' Equity (unaudited)........   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................  10


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  14

Item 5.   Other Information....................................  14

Item 6.   Exhibits and Reports on Form 8-K.....................  14

Signatures.....................................................  15

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                                 BALANCE SHEETS


BALANCE SHEETS
                                                          June 30,  December 31,
                                                            2002        2001
                                                        ----------   ----------
ASSETS                                                  (Unaudited)
Current assets                                          $        -   $        -

Property and equipment, net of accumulated
 depreciation of $-0-                                      320,410      320,410
Security deposit                                            30,000       30,000
Deferred lease acquisition costs, net of
 accumulated amortization of $12,429                        78,713      103,571
                                                        ----------   ----------
   Total assets                                         $  429,123   $  453,981
                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Cash overdraft                                         $      306   $      199
 Accrued expenses                                          154,653       77,659
 Note payable                                               10,000       10,000
 Mandatorily redeemable preferred stock                     73,455            -
                                                        ----------   ----------
   Total current liabilities                               238,414       87,858

Notes payable                                                    -       34,930
                                                        ----------   ----------
   Total liabilities                                       238,414      122,788
                                                        ----------   ----------

STOCKHOLDERS' EQUITY
 Common Stock, $0.001 par value;
  75,000,000 shares authorized,
  13,940,000 and 10,416,000 shares issued and outstanding   13,940       10,416
 Additional paid-in capital                              1,063,975    1,065,019
 Deficit accumulated during the development stage         (887,206)    (744,242)
                                                        ----------   ----------
   Total stockholder's equity                              190,709      331,193
                                                        ----------   ----------
      Total liabilities and stockholder's equity        $  429,123   $  453,981
                                                        ==========   ==========

The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS
                                   (UNAUDITED)


STATEMENTS OF OPERATIONS

                                         Six        Three        September 14,
                                        Months      Months          2001
                                        Ended       Ended      (Inception to)
                                       June 30,    June 30,       June 30,
                                         2002        2002           2002
                                      ----------  ----------  ---------------
Revenue                               $        -  $        -  $             -
General and administrative expenses      142,964      92,864          887,206
                                      ----------  ----------  ---------------
Loss from operations before
 provision for income taxes             (142,964)    (92,864)        (887,206)

Provision for income taxes                     -           -                -
                                      ----------  ----------  ---------------
Net loss                              $ (142,964) $  (92,864) $      (887,206)
                                      ==========  ==========  ===============

Net loss per share-basic and diluted  $    (0.01) $    (0.01) $         (0.08)
                                      ==========  ==========  ===============
Weighted average number of
 common shares outstanding            11,490,000  11,980,000       11,326,667
                                      ==========  ==========  ===============


The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDER'S EQUITY
                SEPTEMBER 14, 2001 (INCEPTION) TO JUNE 30, 2002
                                  (UNAUDITED)

STATEMENT OF STOCKHOLDER'S EQUITY
                                                        Deficit
                                                      Accumulated
                                           Additional During the     Total
                              Common Stock   Paid-In  Development Stockholders'
                             Shares   Amount Capital     Stage       Equity
                           --------- ------- -------- ----------- -------------
Balance, Sep 14, 2001              - $     - $      - $         - $           -
Shares issued for services
- September 15, 2001           1,000       1      999           -         1,000
Shares issued for property
 and equipment -
   Sep 19, 2001               91,300      91   91,209           -        91,300
Shares issued for property
 and equipment -
   Sep 19, 2001              229,110     229  228,881           -       229,110
Shares issued to acquire
 lease and security
  deposit - Sep 19,2001      146,000     146  145,854           -       146,000
Shares issued to acquire
 dealer rights -
  Sep 19, 2001
  (recorded at historical
  cost)                    9,341,575   9,342  (9,342)           -             -
Shares issued for services-
 Oct 1, 2001                 300,000     300  299,700           -       300,000
Shares issued for services-
 Oct 1, 2001                 307,515     307  307,208           -       307,515
Expenses paid stockholder          -       -      510           -           510
Net loss                           -       -        -   (744,242)     (744,242)
                           --------- ------- -------- ----------- -------------
Balance, Dec 31, 2001     10,416,500  10,416 1,065,019  (744,242)       331,193
Issuance of shares in
 reverse acquisition         583,500     584      (584)        -              -

Shares retained by former
 control group             2,940,000   2,940    (2,940)        -              -
Forgiveness of interest
 expense in conversion of
debt to preferred stock            -       -     2,480         -          2,480
Net loss                           -       -         -   (142,964)     (142,964)
                          ---------- ------- ---------- ---------- ------------
Balance, June 30, 2002    13,940,000 $13,940 $1,063,975 $(887,206)  $   190,709
                          ========== ======= ========== ==========  ===========

The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS



STATEMENT OF CASH FLOWS

                                                           Jan 1,   Sep 14, 2001
                                                            2002    (Inception)
                                                             to          to
                                                          June 30,    June 30,
                                                            2002        2002
                                                        ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $(142,964)   $(887,206)
   Stock-based compensation                                      -      608,515
   Expenses paid by stockholder                                  -          510
   Amortization                                             24,858       37,287
   Accrued expenses                                         79,474      157,133
                                                        ----------   ----------
Net cash used in operating activities                      (38,632)   (  83,761)
                                                        ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash overdraft                                              107          306
   Loans payable                                            38,525       83,455
                                                        ----------   ----------
Net cash provided by financing activities                   38,632       83,761
                                                        ----------   ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                        -            -

CASH AND CASH EQUIVALENTS - Beginning of period                  -            -
                                                        ----------   ----------
CASH AND CASH EQUIVALENTS - June 30, 2002               $        -   $        -
                                                        ==========   ==========


SUPPLEMENTAL INFORMATION:
   During the period September 14, 2001 to June 30, 2002, the Company paid no cash for interest or income taxes.

The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1 -   DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
           POLICIES

           Nature of Operations
           --------------------
           Benchmark Technology Corporation (the "Company") is currently a development-stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on September 14, 2001. The Company will be a provider of a line of safety and security laminated film products. A major focus will be the automated lamination of the Company's safety and security product line directly to regular glass plate. The Company's offices and production facilities are located in Las Vegas, Nevada. It will offer its products through a nationwide dealer network.

           Interim Financial Information
           -----------------------------
           The accompanying unaudited interim financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in tile United States of America, pursuant to Regulation S-B of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Accordingly, these interim financial statements should be read in conjunction with the Company's financial statements and related notes as contained in Form 8-K/A for the period from September 14, 2001 (inception) to December 31,2001. In the opinion of management,the interim financial statements reflect all adjustments, including normal recurring adjustments, necessary for fair presentation of the interim periods
           presented.   The  results of  operations for the six months ended
           June 30, 2002 are not necessarily indicative of results of operations to be expected for the full year.

           Basis of Presentation
           ---------------------
           On June 4, 2002, Benchmark Technology Corporation ("Benchmark") and International Glass Protection, Inc. ("IGP") executed a business combination agreement that provided for Benchmark acquiring all of the issued and outstanding common stock of IGP. In connection with the transaction, the shareholders of IGP received 11,000,000 shares of Benchmark common stock for their 10,416,500 shares of IGP. As a result of this transaction, the former shareholders of IGP acquired or exercised control over a majority of the shares of Benchmark. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of IGP and, therefore, these financial statements represent a continuation of the accounting acquirer, IGP, not Benchmark, the legal acquirer. In accounting for the transaction:

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           i) IGP is deemed to be the purchaser and surviving company for accounting purposes. Accordingly, its net assets are included in the balance sheet at their historical book values.

           ii) Control of the net assets and business of Benchmark was acquired effective June 4, 2002 (the "Effective Date"). This transaction has been accounted for as a purchase of Benchmark by IGP. At the Effective Date, Benchmark had no assets of liabilities.

           iii) The consolidated statements of operations and cash flows include IGP's results of operations and cash flows from September 14, 2001 (date of inception) and Benchmark's results of operations from the Effective Date. Benchmark had no operations subsequent to the effective date.

NOTE 2 -   NOTES PAYABLE

           The Company has received advances from individuals pursuant to various promissory notes. All of the notes bear interest at the rate of 10% per year and are due at various dates through December 2002. Of these loans, $24,005 has been advanced from a shareholder/director.

           Effective June 30, 2002, noteholders aggregating $73,455 converted their notes into preferred stock of the Company.

NOTE 3 -   MANDITORILY REDEEMABLE PREFERRED STOCK

           On June 30, 2002, the Company designated the initial series of preferred stock, designated as Non-Voting 2002 Series A Preferred Stock ("Series A Preferred Stock"). The number of shares which may be issued is 100,000. The Series A Preferred Stock is subject to mandatory redemption by the Company on or before June 28, 2003, at a redemption price of $1.00 per share.

           The Series A Preferred Stock will be entitled to a dividend equal to the Prime Interest Rate plus 2% per year on its redemption value, payable quarterly.

           On June 30, 2002, certain noteholders converted debt aggregating $73,455 into 73,455 shares of Series A Preferred Stock. Accrued interest on the converted debt has been forgiven and has been credited to paid-in capital.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Benchmark Technology Corporation ("BKMT" or the "Company"), is a development stage company which has developed a technology to protect glass from breaking by utilizing a special coating process.

On June 4, 2002, Benchmark Technology Corporation (the "Company") entered into a Business Combination Agreement with International Glass Protection, Inc., ("IGP"), a Nevada corporation and its shareholders. The agreement provides that the Company would acquire all of the issued and outstanding common stock of IGP in exchange for eleven million (11,000,000) Company common shares for their 10,416,500 shares of IGP. As a result of this transaction, the former shareholders of IGP acquired or exercised control over a majority of the shares of Benchmark. These shares were issued to the IGP shareholders under the securities transaction exemption afforded by Section 4(2) of the Securities Act of 1933. These shares will be considered restricted securities and will not be available for public resale without registration under applicable securities laws or exemptions from those registration requirements.

The Company has achieved no revenues and no profitability to date. Since the Company's inception on September 14, 2001, it has experienced an accumulated deficit of $(887,206).

The Company had no dilutive common stock equivalents such as stock options or warrants as of June 30, 2002.


Results of Operations
---------------------

Since the Company's inception, it has generated no revenues and a net loss of $887,206. For its first six month period ended June 30, 2002, the Company incurred a net loss of $142,964. This net loss represented $142,964 in general and administrative expenses. During the Second Quarter ended June 30, 2002, the Company incurred a net loss of $92,864. The majority of the Company's expenses for the Quarter included general and administrative expenses.

Plan of Operations
------------------

Management does not believe the company will generate any significant profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues. The Company is still developing its marketing plan to identify a customer base for the application and sale of its line of safety and security laminated film products.

Unless the Company can start generating revenues, it is questionable that it can remain a Going Concern. In order for the Company to remain a Going Concern, it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.


Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception has been the sale of shares of common stock from shareholders, and the issuance of shares for the purchase of property and equipment.

On June 4, 2002, Benchmark Technology Corporation (the "Company") entered into a Business Combination Agreement with International Glass Protection, Inc., ("IGP"),a Nevada corporation and its shareholders. The agreement provides that the Company would acquire all of the issued and outstanding common stock of IGP in exchange for eleven million (11,000,000) Company common shares for their 10,416,500 shares of IGP. As a result of this transaction, the former shareholders of IGP acquired or exercised control over a majority of the shares of Benchmark. These shares will be issued to the IGP shareholders under the securities transaction exemption afforded by Section 4(2) of the Securities
Act of 1933. These shares will be considered restricted securities and will not be available for public resale without registration under applicable securities laws or exemptions from those registration requirements.

The majority of the shares issued in this Business Combination, 10,327,276, will be issued to Thunderbox Limited in exchange for its controlling interest in IGP. Additionally, John Dean Harper will be issued 339,963 company shares in exchange for 307,515 IGP shares. Jason Crane will be issued 332,761 shares in exchange for 301,000 IGP shares.

Prior to the business combination transaction, the Company had 2,940,000 shares issued and outstanding. Following the business combination transaction and share issuance the Company has 13,940,000 shares issued and outstanding.

The Company has received advances from individuals pursuant to various promissory notes. All of the notes bear interest at the rate of 10% per year and are due at various dates through December 2002. Of these loans, $24,005 has been advanced from a shareholder/director. On June 30, 2002, certain noteholders converted debt aggregating $73,455 into 73,455 shares of Series A Preferred Stock. Accrued interest on the converted debt has been forgiven and has been credited to paid-in capital.

There have been no other issuances of common or preferred stock.

Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find or generate additional capital. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms. Therefore, management is currently assessing options, so that the Company can remain a Going Concern.


Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "BMKT" and commenced its trading under that symbol on April 6, 2001. A limited market exists for the trading of the Company's common stock.


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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental. During the Second Quarter, the Company, as a Defendant was a party to a lawsuit over the payment of equipment. The outcome of this lawsuit has yet to be settled; and, as with any lawsuit, the outcome could have a material adverse affect on the Company.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

Pursuant to Nevada Corporate law, NRS 78.335(5), the Board of Directors filled a previous Board vacancy with the nomination and acceptance of Mr. John Dean Harper, effective May 28, 2002. This new board member will hold office for the unexpired term of his predecessor and/or until his successor(s) are elected and qualified. Further, the Board of Directors appointed John Dean Harper as President of the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     None

(b)  Reports on Form 8-K

The Company filed a Current Report dated March 18, 2002, pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

The Company filed a Current Report dated May 28, 2002, pursuant to Item 5 ("Other Events and Regulation FD Disclosure"); and, Item 6 ("Resignations of Registrant's Directors").

The Company filed a Current Report dated June 19, 2002, pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets"); Item 5 ("Other Events and Regulation FD Disclosure"); Item 7 ("Financial Statements and Exhibits.") entitled "Business Combination Agreement."

The Company filed an amended Current Report, on September 12, 2002, which amends its June 19, 2002, Current Report pursuant to Item 1 ("Changes in Control of Registrant"); Item 2 ("Acquisition or Disposition of Assets");
tem 5 ("Other Events and Regulation FD Disclosure"); Item 7 ("Financial Statements and Exhibits.") entitled "Amended Business Combination Agreement."


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


                                     BENCHMARK TECHNOLOGY CORPORATION
                                     --------------------------------
                                               Registrant

Dated:  September 11, 2002

                                     By:   /s/ John Dean Harper
                                     ----------------------------------
                                               John Dean Harper
                                               President