Form 10KSB
period 2002-09-30
BENCHMARK TECHNOLOGY CORP
filed 2003-01-14
CIK 1121793

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)

[ ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended _________________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from January 1, 2002 to September 30, 2002

                       Commission file number:  0-31715

                      Benchmark Technology Corporation
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)


             Nevada                             91-2007478
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

           1250 S. Burnham, Suite 212, Las Vegas, NV       89104
         ---------------------------------------------   ----------
           (Address of principal executive offices)      (Zip Code)

  Registrant's telephone number, including area code   (702) 384-0667


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

     State issuer's revenues for its most recent fiscal year.  $0.

     Based on the average if the closing bid and asked prices of the issuer's common stock on September 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $763,547.

     As of September 30, 2002, the issuer had 14,878,727 shares of common stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.


     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS


CONTENTS

                                                                         PAGE
PART I

    Item 1.  Description of Business.....................................3
    Item 2.  Description of Property.....................................14
    Item 3.  Legal Proceedings...........................................14
    Item 4.  Submission of Matters to a Vote of Security Holders.........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....14
    Item 6.  Management's Discussion and Analysis or Plan of Operation...16
    Item 7.  Financial Statements........................................18
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................19

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.............................................19
    Item 10. Executive Compensation......................................21
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................22
    Item 12. Certain Relationships and Related Transactions..............23
    Item 13. Exhibits and Reports on Form 8-K............................24

SIGNATURES   ............................................................25


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

A.  BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Benchmark Technology Corporation, is a provider of a unique line of safety and security laminated film products, hereinafter referred to as "Benchmark" or the "Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on November 12, 1999.

The Company was incorporated on November 12, 1999 under the name Benchmark Technology Corporation. On November 15, 1999, founding shareholders purchased 1,800,000 shares of the company's authorized but unissued treasury stock at a price of $0.001 per share. On December 5, 1999, the Company completed a Private Placement Offering 840,000 shares to six (6) investors, pursuant to Regulation D, Rule 506 of the Securities Act of 1933. The Company filed an original Form D with the Securities and Exchange Commission.

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

On June 4, 2002, Benchmark Technology Corporation entered into a Business Combination Agreement with International Glass Protection, Inc., ("IGP"), a Nevada corporation and its shareholders. The agreement provides that the Company would acquire all of the issued and outstanding common stock of IGP in exchange for Eleven Million (11,000,000) Company common shares. These shares were issued to the six (6) IGP shareholders under the securities transaction exemption afforded by Section 4(2) of the Securities Act of 1933. These shares are considered restricted securities and will not be available for public resale without registration under applicable securities laws or exemptions from those registration requirements. The majority of the shares issued in this Business Combination, 9,732,650, were issued to Thunderbox Limited in exchange for its controlling interest in IGP. Thunderbox now controls 28.8% of the Company's voting common stock.

B.  Business of Issuer

(i) Principal Products, Services and Principal Markets
------------------------------------------------------

The Company
-----------

Window Glass is our portal to the Great Outdoors, but it also opens us up to vulnerability. Benchmark offers a clear vision towards the protection of businesses, persons and their assets as its safety and security films have become a clear and true reality in today's world. Benchmark has an exclusive arrangement in the United States and Internationally to market, sell, distribute, and install Thunderbox Limited products.

These high-quality laminated films are tough, extremely durable and once applied to existing glass create a virtually penetration-resistant clear shield of safety and security protection. This combination offers the protection for government, commercial, residential and automotive glass available today. Safety laminated film products were originally designed to protect people and property against terrorist attacks in Europe and the Middle East. Our safety and security film laminates will work as an integral element for safety and security requirements and also offers an extremely high tensile strength. Our laminates come in a wide variety of protection levels (thickness) and assorted tint options to meet our customer?s diverse needs.

Benchmark Products Provide Protection Against or Resistance To:
---------------------------------------------------------------

Smash & Grab Situations
Violent Crimes
Personal Injury
Flying Glass Fragments
Violent Weather Conditions
Ultraviolet Protection
Asset Loss
Car Jacking And Auto Theft
Entrance Thru Glass Doors And Windows
Bullets
Material Objects
Bombs And Explosions

Benchmark is in the process of setting up a Dealer network to market, sell, distribute, install and represent the full line of Benchmark related products.
A major focus of Benchmark will be the automated lamination of their safety and security film related product line directly to regular plate glass. Benchmark?s newly acquired High-Tech Application Machinery is in place and ready to operate at Benchmark?s new production facility in Las Vegas, Nevada.

The Company?s personnel have spent considerable time designing new materials, brochures and videos for their products and dealer program. The Company?s newly acquired corporate office, production, distribution and training facility is located in Las Vegas, Nevada. The combination of these assets are the support system necessary to properly launch Benchmark?s specially designed new Dealer

Expansion Program and product sales division. In the future, Benchmark may choose to offer additional products to safeguard windows and doors for protection against terrorism, auto theft, violent weather, vandalism and violent crimes. New products will only be introduced once they have met the stringent requirements set by the Benchmark Management Team.

Benchmark is concentrating on setting up an International and National network of distribution and installation dealers under the umbrella of the corporate office located in Las Vegas, Nevada. Due to the Tragedy on September 11, 2001, involving the World Trade Center and the Pentagon, Benchmark will be establishing the upper East Coast regions of the United States beginning in the second quarter of 2003. A major focus for Benchmark will be to apply safety and security film laminates to regular plate glass, utilizing their Automated Specialty Laminating Equipment for wholesale and retail distribution.

Markets For The Benchmark Product Line
--------------------------------------

Benchmark is relying upon automation in order to supply the enormous requirement for Benchmark?s unique line of safety and security film laminates. Benchmark?s laminates can be applied much more quickly and far more efficiently than by hand by utilizing Benchmark?s custom made machinery and specially designed state of the art equipment. This process is known as Dry Laminating or Automated Laminating Equipment Processing (?ALEP?). This equipment is owned by Benchmark and is in place at the Company?s new Las Vegas facility.

Government Market
-----------------

All levels of government around the U.S. and Internationally are now planning for terrorism. At the same time, the increase in violent crimes and vandalism continues. New security measures are being implemented and previous ones are now being enforced and/or reorganized dramatically. Numerous government agencies are concerned about other areas of safety and security and are currently focusing on having safety and security window film laminates installed to meet their protection requirements in today?s ever changing world.

Business Market
---------------

Thefts, smash and grabs, vandalism and other acts of destruction, have plagued businesses. Privacy and security is a major issue for many businesses and more businesses are now preparing budgets for the protection of their staff and property. This market is wide open and ready for Benchmark?s glass safety and security film laminates. Alarms and locks are great deterrent devices, although the problem remains that glass has always been the most vulnerable point of any office or business location.

Residential and Individual Market
---------------------------------

On the residential and individual level, individuals today are concerned about personal safety and security even in their own homes. The situation is made worse by the ever-increasing threat of today?s terrorism. Problems in our neighborhoods and lack of respect for people and their property are now a reality. These situations are increasing people?s awareness for the need of security and protection. This problem will create a strong demand and quality solutions for the new Benchmark product line.

Automotive Glass Market
-----------------------

The prospects provided within the individual market apply here as well. Add in car jacking and ever-increasing car theft, and the end result is that individuals are desperate for a method of protecting themselves and their vehicles. Benchmark products offer vehicle owners a respectable measure of added protection. The Benchmark products are an extremely affordable solution to these continually growing problems of theft and smash and grab related crimes against automobiles. Additionally, this market includes buses, trains, boats and aircraft.

The New Construction Market
---------------------------

The new construction market is massive. The individuals and companies who are involved in new construction know that this is a specialized field that has its own particular nuances with new regulations and requirements being promulgated on a regular basis. This is a real positive for Benchmark.

Sales to new construction projects, governments, industrial, commercial, business and residential markets will now begin to formulate. Benchmark has well-trained industry recognized individuals in place to operate this department. Any security or safety sensitive location that is in the planning stages will now be taking more controllable steps in achieving their desired level of safety and security protection.

Benchmark will be concentrating heavily on the upper East Coast market. This is due to the devastation created by an unprecedented form of terrorism unleashed in America on September 11, 2001. The immediate need in this market will require massive quantities of safety and/or security glass to rebuild and meet the new building requirements over the next several years, there will also exist numerous retrofit opportunities for Benchmark. Benchmark will be focusing intensely on this market with their unique line of products.

Using Benchmarks methods, resources and people, Benchmark products will easily conform to new specifications and future applications for all aspects of the construction arena. Here too, the (ALEP) High-Tech Application Process will come in to focus. Benchmark?s laminates can be applied in advance with tremendous cost savings, prior to being shipped to the actual construction site location. Glass laminated prior to construction can then be installed at the construction site with large dollar savings in the labor category.

Product, Services and Marketing Overview
----------------------------------------

Benchmark?s unique safety and security laminates are manufactured, processed and prepared for Benchmark prior to being shipped directly to their corporate facility in Las Vegas. These products will require preparation, packaging and shipping to be organized by Benchmark prior to the final distribution within it?s International and National dealer network. Benchmark?s distribution facility in Las Vegas will also provide Training and Technical Support staff for its network.

Benchmark?s different product thicknesses are designed to meet a variety of needs and requirements. Benchmark?s 4-mil thickness product will provide minimal safety. At the 10-mil+ thickness and 14-mil+ thickness level, these products will provide a strong barrier against serious attack and provide extreme bomb blast resistance and protection when applied to regular ?-inch plate glass. Our 14-mil+ thickness (3 ply) laminate will provide an impressive bullet resistance when applied to certain types of regular plate or tempered glass.

Benchmark has in place a well-designed Dealer expansion program, product application systems, product distribution and a marketing plan. The new third party product testing results that will be offered and public demonstrations planned by Benchmark, will enhance the growth of the distribution network and dealer program.

Benchmark?s customer service has been designed to start with well trained and knowledgeable Local Dealers and Installation Technicians that will answer the client?s questions while selling and installing the products. At the same time, special precautions will be taken to make sure that the installation of the Benchmark products are done professionally.

The Automated Dry Laminating Machinery Division of Benchmark
------------------------------------------------------------

This specialized equipment division was designed and built for the purpose of applying these unique safety and security laminates automatically to the glass surfaces of regular plate glass. The major advantage of the Automated Laminating Machine Process is to reduce the actual time required to laminate a piece of glass. By reducing the actual laminating time, this discounts labor cost dramatically. By utilizing Benchmark?s Automated Laminating Machinery Division, this reduces the labor cost per square foot, which will offer a cost savings of approximately 50 percent or more for their customers. This offers Benchmark an extremely high profit level per square foot return for their Dry Lamination Process.

The unique advantage for this equipment division is the method in which the glass can be automatically laminated. The new Automated Lamination Division of Benchmark will easily be capable of processing high quantities of safety and security laminate to glass per hour. This combination of unique machinery cuts down the manual labor cost tremendously, thus providing the Benchmark facility with the ability to laminate extremely large quantities of plate glass product.

RISK FACTORS
------------

(a)  Limited Operating History

The Company has a limited operating history having been incorporated in the State of Nevada on November 12, 1999. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada and commencing with initial operational plans. The Company has yet to generate any revenues.
The Company has developed a business plan, established administrative offices and started to identify prospective customers for its glass protection products.

The Company has a limited operating history and must be considered to be a developmental stage company. Prospective investors should be aware of the difficulties encountered by such new enterprises, as the Company faces all of the risks inherent in any new business and especially with a developmental stage company. These risks include, but are not limited to, competition, the absence of an operating history, the need for additional working capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems, expenses that are frequently incurred in the operation of a new business and the competitive environment in which the Company will be operating.

(b)  Anticipated Losses for the Foreseeable Future

The Company has prepared audited financial statements as of September 30, 2002, reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient revenues or financing to continue its development and operational activities. It is important to note that even if the appropriate financing is received or the Company is able to generate additional revenues, there is no guarantee that the Company will ever be able to operate.

It is also important to note that the Company anticipates that it will incur losses and negative cash flow over the next twelve (12) to twenty-four (24) months. There is no guarantee that the Company will ever operate profitably or even receive positive cash flows from full operations.

(c)  Dependence on Glass Protection Products

The overall business plan and all of the Company's plans for profitability and success are dependent on the continued use (and even growth) of laminates for glass protection. As technologies continue to evolve, there are no assurances that the Company's laminate processes will have a viable market.


(d)  Risk of Equipment and Property Losses and Failures

A part of the business of glass products involves the maintenance of the specialty Laminating equipment. Time and money can be drained if the equipment requires heavy maintenance.

The Company has no guarantee that in expanding it will not also put equipment in jeopardy in ways that could substantially affect the Company's profitability.

In the related matter of property loss or loss of revenue due to equipment failures, the potential damage to the company's profitability is also substantial. This of course includes the expenditures related to replacing or repairing faulty equipment.

(e)  Competition

The Company has both existing and potential competitors, most of whom, like 3M, are well respected in the marketplace. The interesting fact is that most of these companies neither have nor offer high end safety or security pre-laminated glass options like those offered by Benchmark.

3M
--

This is probably the best known brand name in the tinting and safety window film business, however, the higher mil laminating films do not represent its core business. The 3M name is well-recognized and has a very positive connotation and brand name recognition. While 3M offers several different products in its safety film product line, its major focus in the marketplace is not security films, but rather window tinting related films.

LLUMAR
------

Llumar has some of the higher quality window tints and films in the industry which are used regularly by companies dealing professionally throughout the window tint industry. Like 3M, tinted films represent their core business and they produce some safety window films as well. This company sells its products through a series of window tinting dealers and through other methods as well. Benchmark considers Llumar one of the top window tinting processors.


The research that Benchmark has undertaken, has demonstrated that all the above-mentioned products are fairly similar in price. The price varies when there is a substantial difference in the thickness of the film and, of course, the quality of the actual product. Benchmark's main focus will not be the window tint industry, but the safety and security film laminate specialty market.


(f)  Possible Inability To Find Suitable Employees

The Company currently relies exclusively upon the services and expertise of John Dean Harper, Christopher Stevens, and Michael I. Kling, its three officers and only employees. In order to implement the aggressive business plan of the Company, management recognizes that additional staff will be required. The president, secretary and chief financial officer are the only personnel at the outset. To properly support the marketing, sales, general management, and specialty laminating functions of the Company, the Company will eventually need to hire additional staff.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.

(g) Lack Of Experience On The Part Of Management

As stated above, the Company currently relies exclusively upon the services and expertise of John Dean Harper, Christopher Stevens and Michael I. Kling. However, these officers are not experienced in the glass laminating industry, which results in a substantial handicap in their being able to establish credibility in the industry that the Company seeks to enter. Especially in a climate so filled with changes that even seasoned business people are sometimes hard pressed to stay abreast of them, this could cause problems if quick decisions need to be made when facing unforeseen or difficult situations.

It may prove to be too great a challenge, given all the other factors listed here, for the Company to establish itself sufficiently to become a viable business. It may develop that the business plan is flawed in some way hard for management to correct because of its lack of specific expertise. And though they consult with others who have more breadth of exposure to these practical details, it may yet happen that this advice itself will prove to be ineffective when and if difficulties arise.

(h)  Expansion Plans May Prove Unworkable

Though the Company is committed to the plan stated above and has confidence in its ability to establish itself and then expand its influence, there is no guarantee that it will in fact be able to achieve its goals. As it is still a small operation run primarily by three individuals, even its first steps to establish itself more firmly as a viable organization. The Company may not be able to grow to the next goal which would require a more sophisticated organization.

(i)  Potential Difficulty Finding Distributors for its products

The ideas being developed to help others start their own dealerships for the Company's glass laminating products might be a good idea that does not actually catch on. There are no guarantees that if the Company identifies Distributors for its products that they will be able to generate any revenues for the company.

(j)  Potential Fluctuation In Operating Results; Quarterly Fluctuations

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

(k)  Government Regulation.

Although the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

(l)  Possible Liability For Service Provided.

There is no guarantee that the level of coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon the Company for service liability.

(m)  Risks Associated With New Campaigns And Attempts To Expand

There can be no assurance that the Company will be able to expand its operations in a cost-effective or timely manner or that any such efforts will maintain or increase overall market acceptance. Expansion of the Company's operations in this manner would also require significant additional expenses and development, that could strain the Company's management, financial and operational resources. The lack of market acceptance of the Company's products could result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(n)  Risks Associated With Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic and would help it to expand its glass laminating business or the regions within which it operates.

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

2)  Industry Background

According to the U. S. Census Bureau, Statistical Abstract of the United States as of 1999, the manufacturing of stone, clay, and glass products provided an industry total of 41 billion dollars; an increase of 15.7 billion dollars from 1990. There were 16,541 establishments for the manufacturing of stone, clay, and glass products in 1999, up from an establishment total of 16,473 in 1998. Additionally, in 1999 the industry employed 510,000 individuals; an increase of 2,000 employees from 1998. Larger, well-funded companies will take advantage of opportunities for expansion through acquisition of weaker, regional companies, or to increase market share from those companies that literally disappear.

3)  Plans for Expansion

Among other expansion strategies being considered, the Company plans to open
dealerships for its products distribution.   The company seeks to identify
dealers to apply a similar enterprise in their own area, one that can be run efficiently and effectively by relative novices in the business field, if they, like the founders, have enough desire, motivation, talent and determination to succeed. This will also be useful in creating links with other similar and allied laminated glass customers around the country.

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

At this time there are no applicable patents, trademarks, concessions, royalty agreements or labor contracts.

5)  Impact on Environmental Laws

As the Company is involved in laminating glass products, it does not expect to have any impact on environmental laws.

6)  Employees

The Company currently has three (3) employees: one President, one Secretary and one CFO who are not related. Until the Company can grow and generate revenues, the Company does not plan on adding any new employees.

(i) The Company's performance is substantially dependent on the performance of its President, John Dean Harper, its Secretary, Christopher Stevens and its CFO, Michael I. Kling.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of its executive officers could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its eventual ability to attract and retain highly qualified technical and managerial personnel.

(iii) There can be no assurance that in the future the Company will be able to attract and retain additional highly qualified technical and managerial personnel. The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

7) Present Licensing Status

None -- Not Applicable.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate offices are located at: 1250 S. Burnham, Suite 212, Las Vegas, NV 89104, telephone number (702) 384-0667. The Company rents a 9,000 square foot facility at 3140 Venture Drive, Las Vegas, Nevada 89102. Annual rent is approximately $60,000.00.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Benchmark Technology Corporation is not a party to any material legal proceedings, and none are known to be contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.


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


FISCAL 2001                                  LOW               HIGH
--------------------------------             ---               ----

Quarter ended June 30, 2001                  $0.00             $0.00
Quarter ended September 30, 2001             $0.00             $0.00

FISCAL 2002

Quarter ended December 31, 2001              $0.00             $0.00
Quarter ended March 31, 2002                 $0.00             $0.00
Quarter ended June 30, 2002                  $0.00             $1.70
Quarter ended September 30, 2002             $0.10             $1.50


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

(iii) Holders
-------------

The approximate number of holders of record of common stock as of September 30, 2002 was approximately fifty-eight (58).

(iv)  Liquidity and Capital Resources
-------------------------------------

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

The majority of the shares issued in this Business Combination, 9,732,650, will be issued to Thunderbox Limited in exchange for its controlling interest in IGP. Additionally, John Dean Harper will be issued 339,963 company shares in exchange for 307,515 IGP shares. Jason Crane will be issued 332,761 shares in exchange for 301,000 IGP shares.

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

The company is in the process of completing the build out of its facility, including, but not limited to setting up the graphics department, preparing for final certificate of occupancy and finalizing its Automated Dry Lamination Division. A Draft Business Plan has been completed and promotional brochures are being prepared. Legal and promotional materials are being prepared in order to pursue sales in the Second Quarter of 2003.

The Company has achieved no revenues and no profitability to date. Since the Company's inception, it has experienced an accumulated deficit of $(1,020,633).

The Company had no dilutive common stock equivalents such as stock options or warrants as of September 30, 2002.

Results of Operations
---------------------

Since the Company's inception, it has generated no revenues and a net loss of $1,020,633. For the nine months ended September 30, 2002, the Company incurred a net loss of $276,391. This net loss represented $1,020,633 in general and administrative expenses. The majority of the Company's expenses for the Quarter included general and administrative expenses.

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

ITEM 7.  FINANCIAL STATEMENTS.




                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS

                              SEPTEMBER 30, 2002

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)

                             FINANCIAL STATEMENTS


                                   CONTENTS
                                   --------



                                           PAGE
INDEPENDENT AUDITORS' REPORT               F-1
BALANCE SHEET                              F-2
STATEMENT OF OPERATIONS                    F-3
STATEMENT OF STOCKHOLDERS' EQUITY          F-4
STATEMENT OF CASH FLOWS                    F-5
NOTES TO FINANCIAL STATEMENTS              F-6-11

                         INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS OF INTERNATIONAL GLASS PROTECTION, INC.:

We have audited the accompanying balance sheets of Benchmark Technology Corporation. (A Development Stage Company) as of September 30, 2002 and December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the nine month period ended September 30, 2002, the period from September 14, 2001 (inception) to December 31, 2001 and for the period from September 14, 2001 (inception) to September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Benchmark Technology Corporation. as of September 30, 2002 and December 31, 2001 and the results of its operations and its cash flows for the nine month period ended September 30, 2002, the period from September 14, 2001 (inception) to December 31, 2001, and for the period from September 14, 2001 (inception) to September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no established source of revenue, has negative working capital and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                MERDINGER, FRUCHTER, ROSEN & COMPANY, P.C.
                                Certified Public Accountants

New York, New York
December 27, 2002

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                                BALANCE SHEETS


BALANCE SHEETS


                                                    September 30,  December 31,
                                                         2002          2001
                                                    -------------  ------------

ASSETS
Current assets                                                     $          -

Property and equipment, net of accumulated
   depreciation of $-0-                                   320,410       320,410
Security deposit                                           30,000        30,000
Deferred lease acquisition costs, net of accumulated
   amortization of $49,716 and $12,429                     66,284       103,571
                                                    -------------  ------------
   Total assets                                     $     416,694  $    453,981
                                                    =============  ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Cash overdraft                                     $         328  $        199
 Accrued expenses                                         242,821        77,659
 Note payable                                              10,808        10,000
 Mandatorily redeemable preferred stock                    73,455             -

   Total current liabilities                              327,412        87,858

Notes payable                                                   -        34,930

   Total liabilities                                      327,412       122,788

Stockholders' Equity
 Common Stock, $0.001 par value;
   75,000,000 shares authorized, 14,740,000
   and 10,416,500 shares issued and outstanding            14,740        10,416
 Additional paid-in capital                             1,095,175     1,065,019
 Deficit accumulated during the development stage      (1,020,633)     (744,242)
                                                    -------------  ------------
   Total stockholders' equity                              89,282       331,193
                                                    -------------  ------------
      Total liabilities and stockholders' equity    $     416,694  $    453,981
                                                    =============  ============


The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


STATEMENTS OF OPERATIONS


                       January 1, 2002   September 14, 2001  September 14, 2001
                              to           (Inception) to     (Inception) to
                     September 30, 2002  December 31, 2001   September 30, 2002
                     ------------------  ------------------  ------------------

Revenue              $                -  $                -  $                -

General and administrative
   expenses                     276,391             744,242           1,020,633
                     ------------------  ------------------  ------------------


Loss from operations before
   provision for
   income taxes                 (276,391)           (744,242)        (1,020,633)

Provision for income
   taxes                               -                   -                  -
                      ------------------  ------------------  -----------------


Net loss              $         (276,391) $         (744,242) $      (1,020,633)
                      ==================  ==================  =================


Net loss per share -
   basic and diluted  $            (0.02) $            (0.07) $           (0.09)
                      ==================  ==================  =================


Weighted average number
   of common shares
   outstanding                12,306,667  $       10,416,500  $      11,940,800
                      ==================  ==================  =================




The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDER'S EQUITY
             SEPTEMBER 14, 2001 (INCEPTION) TO SEPTEMBER 30, 2002


STATEMENT OF STOCKHOLDER'S EQUITY
                                                       Deficit
                                                     Accumulated
                                        Additional   During the      Total
                          Common Stock    Paid-In    Development  Stockholders'
                         Shares   Amount  Capital       Stage        Equity
                       --------- ------- ---------- ------------- -------------
Balance, Sep 14, 2001          - $     - $        - $           - $           -

Shares issued for services
- September 15, 2001       1,000       1        999             -         1,000

Shares issued for property
 and equipment -
   Sep 19, 2001           91,300      91     91,209             -        91,300

Shares issued for property
 and equipment -
   Sep 19, 2001          229,110     229    228,881             -       229,110

Shares issued to acquire
 lease and security
  deposit - Sep 19,2001  146,000     146    145,854             -       146,000

Shares issued to acquire
 dealer rights -
  Sep 19, 2001
  (recorded at historical
  cost)                9,341,575   9,342    (9,342)             -             -
Shares issued for services-
 Oct 1, 2001             300,000     300    299,700             -       300,000
Shares issued for services-
 Oct 1, 2001             307,515     307    307,208             -       307,515
Expenses paid stockholder      -       -        510             -           510
Net loss                       -       -          -     (744,242)     (744,242)
                      ---------- ------- ---------- ------------- -------------
Balance, Dec 31, 2001 10,416,500  10,416  1,065,019     (744,242)       331,193
Issuance of shares in
 reverse acquisition     583,500     584      (584)             -             -

Shares retained by former
 control group         2,940,000   2,940    (2,940)             -             -
Issuance of preferred
 stock in settlement
 of debt                       -       -          -             -             -
Forgiveness of interest
 expense in conversion of
 debt to preferred stock       -       -      2,480             -         2,480
Shares issued for services-
 9/26/02                 400,000     400     15,600                      16,000
Shares issued for services-
 9/26/02                 300,000     300     11,700                      12,000
Shares issued for services-
 9/27/02                 100,000     100      3,900                       4,000
Net loss                                                (276,391)     (276,391)
                      ---------- ------- ---------- ------------- -------------
Balance,
 September 30, 2002   14,740,000 $14,740 $1,095,175 $ (1,020,633) $      89,282


The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


STATEMENTS OF CASH FLOWS


                       January 1, 2002   September 14, 2001  September 14, 2001
                              to           (Inception) to     (Inception) to
                     September 30, 2002  December 31, 2001   September 30, 2002
                     ------------------  ------------------  ------------------


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss            $         (276,391) $         (744,242) $       (1,020,633)
 Stock-based compensation        28,000             608,515             636,515
 Expenses paid by stockholder         -                 510                 510
 Amortization                    37,827              12,429              50,256
 Accrued expenses               171,102              77,659             248,761
                     ------------------  ------------------  ------------------

Net cash used in
operating activities            (39,462)            (45,129)            (84,591)
                     ------------------  ------------------  ------------------


CASH FLOWS FROM FINANCING ACTIVITIES
 Cash overdraft                     129                 199                 328
 Loans payable                   39,333              44,930              84,263
                     ------------------  ------------------  ------------------

Net cash provided by
financing activities             39,462              45,129              84,591
                     ------------------  ------------------  ------------------


NET INCREASE IN CASH AND
CASH EQUIVALENTS                      -                   -                   -

CASH AND CASH EQUIVALENTS
- BEGINNING                           -                   -                   -
                     ------------------  ------------------  ------------------


CASH AND CASH EQUIVALENTS
- ENDING             $                -  $                -  $                -
                     ==================  ==================  ==================

SUPPLEMENTAL INFORMATION:
   During the period September 14, 2001 to September 30, 2002 Company paid no cash for interest or income taxes.



The accompanying notes are an integral part of these financial statements.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002

NOTE 1 -   DESCRIPTION  OF  BUSINESS  AND  SUMMARY  OF SIGNIFICANT ACCOUNTING
           POLICIES

           Nature of Operations
           --------------------

           International Glass Protection, Inc. (the "Company") is currently a development-stage company under the provisions of the Financial
           Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the state of Nevada on September 14, 2001. The

           Company  will  be  a  provider  of  a  line  of  safety and security laminated film products. A major focus will be the automated lamination of the Company's safety and security product line directly to regular glass plate. The Company's offices and production facilities are located in Las Vegas, Nevada. It will offer its products through a nationwide dealer network.

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

           The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net operating losses of $1,016,633 since inception, has no established source of revenue and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Basis of Presentation (Continued)
           ---------------------

           Management  is continuing to pursue financial investments  through
           private placement  equity  offerings.   The  Company has also been
           acquired by a public company in a reverse acquisition.

           Use of Estimates
           ----------------

           The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

           Long-Lived Assets
           -----------------

           Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. Recovery of assets to be held and used is measured by a comparison of the carrying amount of the assets to the future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

           Stock-Based Compensation
           ------------------------

           The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted only the disclosure provisions of SFAS No. 123, "Stock Based Compensation," for equity instruments issued to employees. The Company applies all of the provisions of SFAS No. 123 to equity instruments issued to other than employees.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Property and Equipment
           ----------------------

           Property and equipment is stated at cost. Depreciation and amortization will be computed using the straight-line method. The estimated useful lives of the assets are as follows:

             Leasehold improvements                 39 years or life of lease
             Automobiles                            5 years
             Furniture, Fixtures and Equipment      5 to 7 years

           The costs of maintenance and repairs are charged to expense when incurred; costs of renewals and betterments are capitalized. Upon the sales or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in operations.

           Depreciation will commence upon the placement of assets into service.

           Earnings Per Share
           ------------------

           The Company calculates earnings per share in accordance with SFAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of September 30, 2002 and December 31, 2001, the Company had no potentially dilutive securities outstanding.

           Comprehensive Income
           --------------------

           SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

NOTE 2 -   INCOME TAXES

           The components of the provision for income taxes are as follows:

           Current tax expense
             U.S. federal                                       $       -
             State and local                                            -
                                                                ---------

           Total current                                                -
                                                                ---------

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002


NOTE 2 -   INCOME TAXES (Continued)

           Deferred tax expense
             U.S. federal                                               -
             State and local                                            -
                                                                ---------

           Total deferred                                               -
                                                                ---------


           Total tax provision from
            continuing operations                               $       -
                                                                =========


           The reconciliation of the effective income tax rate to the Federal statutory rate is as follows:

           Federal Income Tax Rate                                   34.0%
           Effect of Valuation Allowance                            (34.0)%
                                                                    ------
           Effective Income Tax Rate                                  0.0%
                                                                    ======


           At  September  30,  2002,  Company  had net carryforward  losses  of approximately $1,017,000. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

           Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 2002 are as follows:

           Deferred Tax Assets
           Loss Carryforwards                                     $ 346,000
           Less:  Valuation Allowance                              (346,000)
                                                                  ---------

           Net Deferred Tax Assets                                $       -
                                                                  =========

           Net operating loss carryforwards expire in 2022.

NOTE 3 -   NON-CASH FINANCIAL ACTIVITIES

           o The Company issued a total of 320,410 shares of common stock for property and equipment with a fair value of $320,410. An additional 138,727 shares were issued, but are being canceled and are not reflected as outstanding in the financial statements.

           o The Company issued 146,000 shares of common stock to acquire the lease to its current operating facilities and the related security deposit of $30,000. The Company has recorded a deferred lease acquisition asset in the amount $116,000 which will be expensed on the straight line basis through January 31, 2004, the end of the lease.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002

NOTE 3 -   NON-CASH FINANCIAL ACTIVITIES (Continued)

           o The Company issued 9,341,575 shares of common stock to acquire exclusive dealership rights for its products in the United States. As a result of this transaction, the grantor of the rights acquired control of the Company. Accordingly, no value has been assigned to the rights, as they had no historical basis in the accounts of the grantor.

           o The Company issued 608,515 shares of common stock, valued at $608,515, to two officers for services.

           o The Company issued an additional 800,000 shares of common stock, valued at $32,000 for services.

NOTE 4 -   DEALER RIGHTS

           The Company has entered into an agreement with Thunderbox Limited ("TBL"), a South Pacific entity based in Australia, through which it acquired the exclusive rights to represent, market, sell, distribute and install the safety and security film laminate products now existing and future products offered by TBL within the United States. The agreement is for five years, commencing September 19, 2001. The agreement will automatically renew for successive five year terms unless terminated by either party serving notice to the other not less than ninety days prior to termination.

NOTE 5 -   COMMITMENTS AND CONTINGENCIES

           o The Company occupies its premises pursuant to a lease expiring January 31, 2004. Future minimum lease payments are as follows:

                          Period ended September 30, 2003    $49,376
                                                     2004     16,672

             Rent expense recorded in the financial statements is $35,918 for the period ended September 30, 2002 and $31,505 for the period ended December 31, 2001.

           o The Company has agreed to certain minimum purchases pursuant to the dealer agreement described in Note 5, as amended. Future minimum purchase commitments through the expiration of the initial five year term, based on current prices, are as follows:

                    Period ended September 30, 2003        $ 126,312
                                               2004          391,969
                                               2005          780,469
                                               2006          832,500

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2002

NOTE 6 -   CONCENTRATION

           Pursuant to the dealer agreement described in Note 5, the Company has agreed to sell and market only the TBL products. The Company has agreed not to distribute, sell and/or install products that are potentially competitive in any way with the TBL products without prior written consent of TBL. Violation is grounds for immediate termination of the agreement.

           Termination of the dealer agreement or a disruption in the supply of TBL products could have a material adverse impact on the operations of the Company.

NOTE 7 -   NOTES PAYABLE

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 18, 2002, the Company filed a Current Report on Form 8-K with the United Stated Securities and Exchange Commission, in which the Company stated in Item 4 "Changes in Registrant's Certifying Account."


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The names, ages and positions of the Company's directors and executive officers are as follows:


Name                         Age           Position
------------                 ---      -------------------------------
John Dean Harper             40          President, Treasurer, Director
Christopher Stevens          32          Secretary/Executive VP
Michael I. Kling,            40          VP/CFO



Family relationships
--------------------

None.


Work Experience
---------------

John Dean Harper, President/Treasurer & Director
------------------------------------------------

Mr. Harper is a graduate of Ohio University in Athens, Ohio with a Bachelors of Business Administration degree and a double major in Business Pre-Law and General Business. He is also a graduate of the University of Cincinnati, College of Law with a Juris Doctor. Mr. Harper has a private law practice focusing primarily on corporate law, labor/employment and litigation. Mr. Harper serves as counsel for a number of law enforcement labor associations in the State of Nevada. Mr. Harper has been involved in taking a number of companies from startup to publicly trading.

Previous Experience:

  Dates                       Name of Company                   Job Title
--------------------          ---------------                   ---------
1984-1986           Lazarus Dept. Store (Columbus, Ohio)        Asst. Buyer
1986-1989           Univ. of Cincinnati, College of Law         Law Student
1989-1991           Schottenstein, Zox and Dunn                 Assoc. Atty.
1991-1995           Redmon & Harper                             Partner
1996-1998           Gugino & Schwartz                           Assoc. Atty.
1999-2002           Starbase-1 Coffee Co. Ltd.                  President
2000-2002           Lock-Gun.com                                President
1996-Present        John Dean Harper, Attorney at Law
1996-Present        Las Vegas Police Protective Assoc.          Chief General
                                                                Counsel
1996-Present        Nevada Conference of Police and Sheriffs    General Counsel
1999-Present        Injured Police Officers Fund                General Counsel
2001-Present        Benchmark Technology Corporation            President,
                                                                Treasurer,
                                                                Director


Christopher Stevens, Secretary/Executive Vice President of Business Development
-------------------------------------------------------------------------------

Mr. Stevens is the Owner/President of CPS International. CPS International is an international business development/marketing consulting company based in Las Vegas, Nevada. CPS facilitates U.S. companies wishing to pursue Asian-Pacific markets. CPS also is involved in import/export programs and direct sales. Mr. Stevens is a graduate of Michigan State University.

1991 - Graduated from Michigan State University
Major - International Studies
Minor - Asian Studies

1991-91- Hotel New Otani Osaka, Japan, Manager, International Sales

1992-94- Detroit Center Tool, Inc. Director of Asia-Pacific Business Development Osaka, Japan

1995-98- ITOCHU International, Inc. Detroit, MI Tokyo, Japan
Manager, Business Developemnt Automotive Division

1998-Present - CPS International, International Marketing Consultancy

2002-Present - Benchmark Technology Corporation, Secretary/Executive Vice President of Business Development.

Michael I. Kling, Vice President/Chief Financial Officer
--------------------------------------------------------

Mr. Kling is a Certified Public Accountant as well as licensed to practice law in Ohio, Michigan, Nevada and California. Mr. Kling obtained his Juris Doctor from the Ohio State University and his Masters of Law in Taxation from Wayne State University. Mr. Kling maintains a law practice focusing on wealth preservation, asset protection, estate planning and business formation. In addition to his professional activities, Mr. Kling is President of the Southern Nevada Estate Planning Council, legal counsel for the North Las Vegas Community Foundation and a member of several other charitable and community organizations.

Previous Experience:

   Dates                      Name of Company                    Job Title
   -----                      ---------------                    ---------
1986-1989          Arthur Young                                Staff Account
1989-1992          Ohio State Univ., College of Law            Law Student
1992-1993          Wayne St. Univ. Law School                  Obtained LL.M.
1993-1996          Cunningham, Davison, Beeby, Rogers          Assoc. Atty.
                   & Alward
1996-1999          Jeffrey L. Burr & Assoc.                    Assoc. Atty.
1999-2000          Delloitte & Touche                          Senior Mgr.
2000-2001          Kummer, Kaempfer, Bonner & Renshaw Assoc.   Head of Tax
                                                                      Dept.
2001-Present       Law Offices of Michael I. Kling             Owner
2001-Present       Get Outdoors II, LLC                        Member/Manager
2001-Present       Get Outdoors III, LLC                       Member/Manager
2001-Present       R M Holdings, LLC                           Member/Manager
2002-Present       Benchmark Technology Corporation            VP, CFO

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration of Directors and Executive Officers

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended September 30, 2002.


                                                            Number of Shares
                                                            Underlying
                         Position         Salary    Bonus   Options (#)
                         --------       -------- ----------------------
John Dean Harper       President,         0         0       0
                       Treasurer,
                       Director
Christopher Stevens    Secretary,         0         0       0
                       Executive VP
Michael I. Kling,      VP/CFO,            0         0       0


The Company currently does not have employment agreements with its executive officers. The executive officers will not draw any salary from the Company, and the Company - in order to prudently manage its limited financial resources - does not plan on compensating its executive officers for their present services rendered to the Company for the foreseeable future.

Compensation of Directors
-------------------------

There were no arrangements pursuant to which any director of the Company was compensated for the period from November 12, 1999 (date of inception) to September 30, 2002 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of September 30, 2002, by each person known by Benchmark Technology Corporation, to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.

                                                   Amount
Title     Name and Address                         of shares             Percent
of        of Beneficial                            held by    Date        of
Class     Owner of Shares          Position        Owner      Purchased   Class
--------------------------------------------------------------------------------

Common    John Dean Harper(1)    President/Director  516,364  7/25/02      5.9%
                                                     339,963  7/30/02

Common    Christopher Stevens(2) Secretary              -0-      N/A       0.0%

Common    Michael I. Kling(3)    CFO                  339,963  7/25/02     2.3%
Common    Thunder Box Limited(4) Shareholder        4,176,961  7/26/02    28.8%
-------------------------------------------------------------------------------
Totals:                                             5,373,251             37.0%

All Executive Officers and
Directors as a Group (3 persons)                    1,196,290              8.3%

The percentages listed in the Percent of Class column are based upon 14,478,727 outstanding shares of common stock, which will be the number of outstanding shares of common stock as of the effective date.


(1)  John Dean Harper, 1250 S. Burnham, Suite 212, Las Vegas, NV  89104.
(2)  Christopher Stevens, 1250 S. Burnham, Suite 212, Las Vegas, NV  89104.
(3)  Michael I. Kling, 1250 S. Burnham, Suite 212, Las Vegas, NV  89104.
(4) Thunder Box Limited, a Vanuatu corporation, PFK House, Lini Highway, P.O. Box 211, Port Vila, Vanuatu, beneficially owned by Thunder Box Limited are controlled by Alexander Gilliland.

Persons Sharing Ownership of Control of Shares

The following own or share the power to vote five percent (5%) or more of the Company's securities: John Dean Harper and Thunder Box Limited.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of Merdinger, Fruchter, Rosen & Company, P.C., Certified Public Accountants, to perform audited financials for the Company. Merdinger, Fruchter, Rosen & Company, P.C., owns no stock in the Company. The company has no formal contracts with its accountant, they are paid on a fee for service basis through a separate escrow account.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

99 Certification from Chief Executive Officer

REPORTS ON FORM 8-K

The Company filed a Current Report dated March 18, 2002, pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting."

The Company filed a Current Report dated November 11, 2002, pursuant to Item 8 ("Change in Fiscal Year ") in which the Company changed the end of its fiscal year from December 31, to September 30.

                               SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Benchmark Technology Corporation
                                    --------------------------------
                                           (Registrant)

Dated:  January 14, 2003

By: /s/ John Dean Harper
----------------------------
John Dean Harper, President,
Treasurer and Director

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Benchmark Technology Corporation
                                     --------------------------------
                                              (Registrant)

Dated:  January 14, 2003

By: /s/ Christopher Stevens
---------------------------
Christopher Stevens
Secretary