Form 10QSB
period 2002-12-31
BENCHMARK TECHNOLOGY CORP
filed 2003-02-19
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 2002
--------------------------------------------------------------------------

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

                             (702) 384-0667
     ---------------------------------------------------------
                      Issuer's Telephone Number

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 shares of common stock, par value $0.001, authorized and 15,240,000 shares of common stock issued and outstanding as of December 31, 2002. The Registrant has 5,000,000 shares of preferred stock, par value $0.001, authorized and 73,455 shares of Series A Preferred Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Independent Accountants' Review Report ..............   4
          Balance Sheets (unaudited)...........................   5
          Statements of Operations (unaudited).................   6
          Statement of Shareholders' Equity (unaudited)........   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-14

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................  15

Item 3.   Controls and Procedures..............................  18

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  19

Item 2.   Changes in Securities and Use of Proceeds............  19

Item 3.   Defaults upon Senior Securities......................  19

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  19

Item 5.   Other Information....................................  19

Item 6.   Exhibits and Reports on Form 8-K.....................  19

Signatures.....................................................  20

Beckstead and Watts, LLP
------------------------
Certified Public Accountants
                                                     3340 Wynn Road, Suite B
                                                         Las Vegas, NV 89102
                                                                702.257.1984
                                                            702.362.0540 fax

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Benchmark Technology Corporation
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Benchmark Technology Corporation (a Nevada corporation) (a development stage company) as of December 31, 2002 and the related statements of operations for the three-months ended December 31, 2002 and 2001 and for the period September 14, 2001 (Inception) to December 31, 2002, and statements of cash flows for the three-months ended December 31, 2002 and 2001 and for the period September 14, 2001 (Inception) to December 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Merdinger, Fruchter, Rosen & Company, PC has previously audited, in accordance with generally accepted auditing standards, the balance sheet of Benchmark Technology Corporation (a development stage company) as of September 30, 2002, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in their report dated December 27, 2002, they expressed an unqualified opinion on those financial statements.

/s/ Beckstead and Watts, LLP
----------------------------
February 19, 2003

                        BENCHMARK TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS


BALANCE SHEETS

                                                  December 31,  September 30,
                                                     2002            2002
                                                  ------------  -------------
ASSETS
Current assets                                                  $           -

Property and equipment, net of accumulated
  depreciation of $-0-                                 320,410        320,410
Security deposit                                         5,000         30,000
Deferred lease acquisition costs, net of
  accumulated amortization of $49,716 and
  $12,429                                               53,855         66,284
                                                  ------------  -------------
    Total assets                                  $    379,265  $     416,694
                                                  ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Cash overdraft                                  $        273  $         328
  Accrued expenses                                     257,974        242,821
  Note payable                                          11,533         10,808
  Mandatorily redeemable preferred stock                73,455         73,455
                                                  ------------  -------------
    Total current liabilities                          343,235        327,412

Notes payable                                           10,561              -
                                                  ------------  -------------
    Total liabilities                                  353,796        327,412
                                                  ------------  -------------

Stockholders' Equity
  Common Stock, $0.001 par value; 20,000,000
    shares authorized, 15,240,000 and 10,416,500
    shares issued and outstanding                       15,240         14,740
  Additional paid-in capital                         1,109,675      1,095,175
Deficit accumulated during the development stage    (1,099,446)    (1,020,633)
                                                  ------------  -------------

  Total stockholders' equity                            25,469         89,282
                                                  ------------  -------------

    Total liabilities and stockholders' equity    $    379,265  $     416,694
                                                  ============  =============


  The accompanying notes are an integral part of these financial statements.

                        BENCHMARK TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


STATEMENTS OF OPERATIONS

                       October 1, 2002    October 1, 2001   September 14, 2001
                              to                 to          (Inception) to
                      December 31, 2002  December 31, 2001  December 31, 2002
                      -----------------  -----------------  -----------------
Revenue               $               -  $               -  $               -

General and administrative
  expenses                       78,813            744,242          1,099,446
                      -----------------  -----------------  -----------------

Loss from operations
  before provision
  for income taxes              (78,813)          (744,242)        (1,099,446)

Provision for
  income taxes                        -                  -                  -
                      -----------------  -----------------  -----------------

Net loss              $         (78,813) $        (744,242) $      (1,099,446)
                      =================  =================  =================

Net loss per share-
  basic and diluted   $           (0.01) $           (0.07) $           (0.07)
                      =================  =================  =================

Weighted average number
  of common shares
  outstanding                            $                  $
                      =================  =================  =================


  The accompanying notes are an integral part of these financial statements.

                        BENCHMARK TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDER'S EQUITY
               SEPTEMBER 14, 2001 (INCEPTION) TO DECEMBER 31, 2002


STATEMENT OF STOCKHOLDER'S EQUITY

                                                       Deficit
                                                     Accumulated
                                          Additional During the
                           Common Stock     Paid-In  Development
                          Shares  Amount   Capital     Stage       Total
                       ---------- ------- ----------- ----------- ------------
Balance, Sep 14, 2001           - $     - $         - $         - $          -

Shares issued for services
-September 15, 2001         1,000       1         999           -        1,000

Shares issued for property
 and equipment -
 September 19, 2001        91,300     91       91,209           -       91,300

Shares issued for property
 and equipment -
 September 19, 2001       229,110    229      228,881           -      229,110

Shares issued to acquire
 lease and security deposit-
 September 19, 2001       146,000    146      145,854           -      146,000

Shares issued to acquire
 dealer rights-
 September 19, 2001
 (recorded at
 historical cost)       9,341,575  9,342       (9,342)          -            -
Shares issued for
 services-Oct 1, 2001     300,000    300      299,700           -      300,000
Shares issued for
 services-Oct 1, 2001     307,515    307      307,208           -      307,515
Expenses paid
 stockholder                    -      -          510           -          510
Net loss                        -      -            -    (744,242)    (744,242)
                       ---------- ------- ----------- ----------- ------------
Balance, Dec 31, 2001  10,416,500 $10,416 $ 1,065,019 $  (744,242)$    331,193
Issuance of shares
 in reverse acquisition   583,500     584        (584)          -            -
Shares retained by
 former control group   2,940,000   2,940      (2,940)          -            -
Issuance of preferred
 stock in settlement
 of debt                        -       -           -           -            -
Forgiveness of interest
 expense in conversion
 of debt to preferred
 stock                          -       -       2,480           -        2,480
Shares issued for
 services-9/26/02         400,000     400      15,600                   16,000
Shares issued for
 services-9/26/02         300,000     300      11,700                   12,000
Shares issued for
 services-9/27/02         100,000     100       3,900                    4,000
Net loss                                                 (276,391)    (276,391)
                       ---------- ------- ----------- ----------- ------------
Balance, Sep 30, 2002  14,740,000 $14,740 $ 1,095,175 $(1,020,633)$     89,282
Shares issued for
 services-11/05/02        500,000     500      14,500                   15,000
Net Loss                                                  (78,813)     (78,813)
Balance, Dec 31, 2002  15,240,000 $15,240 $ 1,109,675 $(1,099,446)$     25,469
                       ========== ======= =========== =========== ============


  The accompanying notes are an integral part of these financial statements.

                        BENCHMARK TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


STATEMENTS OF CASH FLOWS

                       October 1, 2002    October 1, 2001   September 14, 2001
                              to                 to          (Inception) to
                      December 31, 2002  December 31, 2001  December 31, 2002
                      -----------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss            $         (78,813) $        (744,242) $      (1,099,446)
  Stock-based
    compensation                 15,000            607,515            651,515
  Expenses paid by
    stockholder                       -                510                510
  Amortization                   12,429             12,429             62,685
  Accrued expenses               49,948             36,466            257,974
                      -----------------  -----------------  -----------------
Net cash used in
  operating activities           (1,436)           (84,322)          (126,762)
                      -----------------  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Cash overdraft
    (surplus)                       (55)               331                273
  Loans payable                   1,491             86,991            126,489
                      -----------------  -----------------  -----------------
Net cash used by
  financing activities            1,436             87,332            126,762
                      -----------------  -----------------  -----------------

NET INCREASE IN CASH
  AND CASH EQUIVALENTS                -                  -                  -

CASH AND CASH EQUIVALENTS-
  BEGINNING                           -                  -                  -
                      -----------------  -----------------  -----------------

CASH AND CASH EQUIVALENTS-
  ENDING              $               -  $               -  $               -
                      =================  =================  =================


SUPPLEMENTAL INFORMATION:
  During the period September 14, 2001 to December 31, 2002 Company paid no cash for interest or income taxes.

  The accompanying notes are an integral part of these financial statements.

                        BENCHMARK TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICES

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has experienced net operating losses of $1,099,446 since inception, has no established source of revenue and has a working capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                        BENCHMARK TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31,2002


NOTE 1 - DESCRIPTION OF BUSINESS AND SThVIMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Compensation
------------------------
The Company has adopted the intrinsic value method of accounting for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The Company has adopted only the disclosure provisions of SEAS No. 123, "Stock Based Compensation," for equity instruments issued to employees. The Company applies all of the provisions of SEAS No. 123 to equity instruments issued to other than employees.

                       BENCHMARK TECHNOLOGY CORPORATION
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2002


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

Earnings Per Share
------------------
The Company calculates earnings per share in accordance with SEAS No. 128, "Earnings Per Share", which requires presentation of basic earnings per share ("BEPS") and diluted earnings per share ("DEPS"). The computation of BEPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. DEPS gives effect to all dilutive potential common shares outstanding during the period. The computation of DEPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. As of December 31, 2002, September 30, 2002 and December 31, 2001, the Company had no potentially dilutive securities outstanding.

Comprehensive Income
--------------------
SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. The Company had no items of other comprehensive income and therefore has not presented a statement of comprehensive income.

NOTE 2 - INCOME TAXES

The components of the provision for income taxes are as follows:

Current tax expense
      U.S. federal                                   $        -
      State and local                                         -
                                                     ----------
Total current                                                 -
                                                     ----------

                     BENCHMARK TECHNOLOGY CORPORATION
                      (A Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002


NOTE 2 - INCOME TAXES (Continued)

Deferred tax expense
      U.S. federal                                            -
      State and local                                         -
                                                     ----------
Total deferred                                                -
                                                     ----------

Total tax provision from
continuing operations                                $        -
                                                     ==========

The reconciliation of the effective income tax rate to the Federal statutory rate is as follows;

Federal Income Tax Rate                              34.0 %
Effect of Valuation Allowance                       (34.0)%
                                                    ------
Effective Income Tax Rate                             0.0 %
                                                    ======

At December 31, 2002, Company had net carryforward losses of approximately $1,099,446. Because of the current uncertainty of realizing the benefits of the tax carryforward, a valuation allowance equal to the tax benefits for deferred taxes has been established. The full realization of the tax benefit associated with the carryforward depends predominantly upon the Company's ability to generate taxable income during the carryforward period.

Deferred tax assets and liabilities reflect the net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 are as follows:

Deferred Tax Assets
Loss Carryforwards                                 $346,000
Less: Valuation Allowance                          (346,000)
                                                   --------
Net Deferred Tax Assets                            $      -
                                                   ========
Net operating loss carryforwards expire in 2022.

NOTE 3 - NON-CASH FINANCIAL ACTIVITIES

o The Company issued a total of 320,410 shares of common stock for property and equipment with a fair value of $320,410. An additional 138,727 shares were issued, but are being canceled and are not reflected as outstanding in the financial statements.

o The Company issued 146,000 shares of common stock to acquire the lease to its current operating facilities. The Company has recorded a deferred lease acquisition asset in the amount 5116,000 which will be expensed on the straight line basis through January 31, 2004, the end of the lease.

                      BENCHMARK TECHNOLOGY CORPORATION
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31,2002


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


NOTE 4 - DEALER RIGHTS

The Company has entered into an agreement with Thunder Box Limited ("TBLD, a South Pacific entity based in Australia, through which it acquired the exclusive rights to represent, market, sell, distribute and install the safety and security film laminate products now existing and future products offered by TBL within the United States. The agreement is for five years, commencing September 19, 2001. The agreement will automatically renew for successive five-year terms unless terminated by either party serving notice to the other not less than ninety days prior to termination.


NOTE 5 - COMMITMENTS AND CONTINGENCIES

o The Company occupies its premises pursuant to a lease expiring January 31, 2004. Future minimum lease payments are as follows:

          Period ended September 30, 2003      $49,376
                                     2004       16,672

   Rent expense recorded in the financial statements is $47,819 for the period ended December 31, 2002.

o The Company has agreed to certain minimum purchases pursuant to the dealer agreement described in Note 5, as amended. Future minimum purchase commitments through the expiration of the initial five year term, based on current prices, are as follows:

Period ended September 30, 2003              $126,312
                           2004               391,969
                           2005               780,469
                           2006               832,500

                        BENCHMARK TECHNOLOGY CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31,2002


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

NOTE 8 - MANDITORILY REDEEMABLE PREFERRED STOCK

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

On June 30, 2002, certain noteholders converted debt aggregating $73,455 into 73,455 shares of Series A Preferred Stock. Accrued interest on the convened debt has been forgiven and has been credited to paid-in capital.

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

The Company has achieved no revenues and no profitability to date. Since the Company's inception on September 14, 2001, it has experienced an accumulated deficit of $($1,099,446).

The Company had no dilutive common stock equivalents such as stock options or warrants as of December 31, 2002.


Results of Operations
---------------------

Since the Company's inception, it has generated no revenues and a net loss of $1,099,446. For its first three month period ended December 31, 2002, the Company incurred a net loss of $78,813 as compared to a loss of $744,242 for the same period last year. This net loss represented general and administrative expenses as the Company moved closer in preparing to launch its operations and complete its new 9,000 square foot facility in Las Vegas, Nevada

Plan of Operations
------------------

Management does not believe the company will generate any significant profit in the near future, as developmental, building facilities and marketing costs will most likely exceed any anticipated revenues. The Company is still developing its marketing plan to identify a customer base for the application and sale of its line of safety and security laminated film products.

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


Item 3. Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

During this first Quarter, Michael I. Kling has been named as the Company's Chief Financial Officer and Vice President. Mr. Kling is a Certified Public Accountant as well as licensed to practice law in Ohio, Michigan, Nevada and California. Mr. Kling maintains a law practice focusing on wealth preservation, asset protection, estate planning and business formation. In addition to his professional activities, Mr. Kling is President of the Southern Nevada Estate Planning Council, legal counsel for the North Las Vegas Community Foundation and a member of several other charitable and community organizations. Mr. Kling's corporate and tax planning expertise is particularly valuable as the Company is beginning to rollout its international and national product sales and marketing related programs.

Additionally, during the Quarter, Christopher P. Stevens has been named the Company's Secretary and Executive Vice President of Business Development. Mr. Stevens is the Owner/President of CPS International. CPS International is an international business development/marketing consulting company based in Las Vegas, Nevada. CPS facilitates U.S. companies wishing to pursue Asian markets and Asian companies wishing to enter U.S. markets. CPS also is involved in import/export, direct sales and cultural awareness training. Mr. Stevens' fluency in Japanese, experience and contacts with major trading companies in Asia are highly advantageous for the Company.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     (23) Consent of Experts (this filing)

(b)  Reports on Form 8-K

The Company filed a Current Report dated February 14, 2003, pursuant to
Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

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


                                     BENCHMARK TECHNOLOGY CORPORATION
                                     --------------------------------
                                               Registrant

Dated:  February 19, 2003

                                     By:   /s/ John Dean Harper
                                     ----------------------------------
                                               John Dean Harper
                                               President

Exhibit 99.1 - Certification of Chief Executive Officer


                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Benchmark Technology Corporation (the "Company") on Form 10-QSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, John Dean Harper, Chief Executive Officer (or Chief Financial Officer) of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1)   The Report fully complies with the requirements of
                     section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ John Dean Harper
----------------------------
    John Dean Harper
    Chairman and President


Date  February 19, 2003
      ------------------

                                  CERTIFICATION

I, John Dean Harper, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Benchmark Technology Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 19, 2003                        /s/ John Dean Harper
                                        ------------------------------------
                                        John Dean Harper
                                        Chairman and President