Form 10QSB
period 2003-03-31
ABSOLUTE GLASS PROTECTION INC
filed 2003-05-20
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------
                     Commission File Number: 0-31715
--------------------------------------------------------------------------

                     Absolute Glass Protection, Inc.
              ----------------------------------------------
              (Name of small business issuer in its charter)

             Nevada                           91-2007478
-------------------------------     ------------------------------
(State or other jurisdiction of     I.R.S. Employer Identification
incorporation or organization)      Number

    1250 South Burnham, Ste. 212, Las Vegas, NV         89104
    -------------------------------------------       ----------
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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 shares of common stock, par value $0.001, authorized and 15,840,000 shares of common stock issued and outstanding as of March 31, 2003. The Registrant has 5,000,000 shares of preferred stock, par value $0.001, authorized and 73,455 shares of Series A Preferred Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Independent Accountants' Review Report ..............   4
          Balance Sheets (unaudited)...........................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-9

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................  10

Item 3.   Controls and Procedures..............................  13

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  14

Item 5.   Other Information....................................  14

Item 6.   Exhibits and Reports on Form 8-K.....................  14

Signatures.....................................................  15

Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                        3340 Wynn Road, Suite B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                               702.362.0540 fax


                     INDEPENDENT ACCOUNTANTS REVIEW REPORT


Board of Directors
Absolute Glass Protection, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Absolute Glass Protection, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2003 and the related statements of operations for the three-months ended March 31, 2003 and 2002 and for the period September 14, 2001 (Inception) to March 31, 2003, and statements of cash flows for the three-months ended March 31, 2003 and 2002 and for the period September 14, 2001 (Inception) to March 31, 2003. These financial statements are the responsibility of the Company's management. The financial statements of Absolute Glass Protection, Inc. as of September 30, 2002, were audited by another auditor, whose report dated January 14, 2003, on those statements included an explanatory going concern paragraph discussed in
Note 1 to the financial statements.

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

/s/ Beckstead and Watts, LLP

May 19, 2003

                        Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                                Balance Sheets



Balance Sheets

                                                                  (unaudited)
                                                                   March 31,
                                                                      2003
                                                                  -----------

Assets

Current assets:
   Cash                                                           $         -

Fixed assets, net                                                     320,410

Other assets
   Security deposit                                                     5,000
   Deferred lease acquisition costs, net                               41,426
                                                                  -----------
                                                                       46,426

                                                                  $   366,836
                                                                  ===========


Liabilities and Stockholder's Equity

Current liabilities:
   Cash overdraft                                                         274
   Accrued expenses                                                   296,005
   Note payable, current                                               28,949
                                                                  -----------
     Total current liabilities                                        325,228
                                                                  -----------

Notes payable                                                          10,561
                                                                  -----------

Mandatorily redeemable preferred stock                                 73,455
                                                                  -----------

                                                                      409,244
                                                                  -----------

Stockholder's equity:
   Preferred stock, $0.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                           -
   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 15,840,000 and 10,416,500 shares issued
     and outstanding as of 3/31/03 and 9/30/02, respectively
           15,840
   Additional paid-in capital                                       1,859,075
   Deferred compensation                                             (702,223)
   (Deficit) accumulated during development stage                  (1,215,100)
                                                                  -----------
                                                                      (42,408)
                                                                  -----------
                                                                  $   366,836
                                                                  ===========


  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                           Statements of Operations
                                  (unaudited)




Statements of Operations

                  Three Months Ending        Six Months Ending     September 14,
                        March 31,                March 31,             2001
               ------------------------  ------------------------ (Inception) to
                   2003         2002        2003          2002    March 31, 2003
               -----------  -----------  -----------  -----------  ------------
Revenue        $         -  $         -  $         -  $         -  $          -
               -----------  -----------  -----------  -----------  ------------

Expenses:
 General and
  administrative
  expenses          67,877       68,959      146,690      813,201     1,167,323
 Consulting
  expenses          47,777            -       47,777            -        47,777
               -----------  -----------  -----------  -----------  ------------
   Total
    expenses       115,654       68,959      194,467      813,201     1,215,100
               -----------  -----------  -----------  -----------  ------------
Net (loss)     $  (115,654) $   (68,959) $  (194,467) $  (813,201) $ (1,215,100)
               ===========  ===========  ===========  ===========  ============

Weighted average
 number of
 common shares
 outstanding-
 basic and fully
 diluted        15,840,000   10,416,500   15,240,000   10,416,500
               ===========  ===========  ===========  ===========


Net (loss) per
 share - basic
 and fully
 diluted       $     (0.01) $     (0.01) $     (0.01) $     (0.08)
               ===========  ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                           Statements of Cash Flows
                                  (unaudited)




Statements of Cash Flows

                                             Six Months Ending     September 14,
                                                 March 31,             2001
                                         ------------------------ (Inception) to
                                            2003          2002    March 31, 2003
                                         -----------  -----------  ------------
Cash flows from operating activities
Net (loss)                               $  (194,467) $  (813,201) $ (1,215,100)
Amortization expense                          24,858       24,858        75,114
Shares issued for services                    62,777      607,515       699,292
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
   Decrease in security deposit               25,000            -             -
   Increase in expense paid by shareholder         -          510           510
   (Increase) in cash overdraft                  (54)         629           274
   Increase in accrued expense                53,184       79,488       295,495
                                         -----------  -----------  ------------
Net cash (used) by operating activities      (28,702)    (100,201)     (144,415)
                                         -----------  -----------  ------------

Cash flows from investing activities
Proceeds from notes payable                   28,702      100,201       144,415
                                         -----------  -----------  ------------
Net cash provided by investing activities     28,702      100,201       144,415
                                         -----------  -----------  ------------

Net increase in cash                               -            -             -
Cash - beginning                                   -            -             -
                                         -----------  -----------  ------------
Cash - ending                            $         -  $         -  $          -
                                         ===========  ===========  ============

Supplemental disclosures:
   Interest paid                         $         -  $         -  $          -
                                         ===========  ===========  ============
   Income taxes paid                     $         -  $         -  $          -
                                         ===========  ===========  ============

Non-cash investing and financing activities:
   Shares issued for services provided   $   750,000  $   607,000  $  1,405,515
                                         ===========  ===========  ============
   Number of shares issued for services    1,500,000      607,515     3,408,515
                                         ===========  ===========  ============
   Shares cancelled                      $       900  $         -  $        900
                                         ===========  ===========  ============
   Number of shares cancelled                900,000            -       900,000

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                                     Notes


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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2002 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.



Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $1,215,100 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                                     Notes



Note 3 - Non-cash financial activities

The Company issued 146,000 shares of common stock to acquire the lease to its current operating facilities. The Company has recorded a deferred lease acquisition asset in the amount of $116,000 which will be expensed on the straight line basis through January 31, 2004, the end of the lease. For the six months ended March 31, 2003, the remaining balance was $41,426.

The Company issued 9,341,575 shares of common stock to acquire exclusive dealership rights for its products in the United States. As a result of this transaction, the grantor of the rights acquired control of the Company. Accordingly, no value has been assigned to the rights, as they had no historical basis in the accounts of the grantor.

Note 4 - Commitment and contingency

Rent expense recorded in the financial statements is $21,780 for the six months ended March 31, 2003, $35,918 for the period ended September 30, 2002 and $31,505 for the period ended December 31, 2001.

Note 5 - Stockholders equity and deferred compensation

In March 2003, the Company entered into two consulting agreements with two unrelated companies for the services of corporate public relations for an eighteen-month period. A total of 1,000,000 shares of the Company's common stock were issued and recorded as deferred compensation value of $530,000, based on the market value of the shares issued on the day of issuance. The stated shares were issued on March 12, 2003. The Company amortized to consulting expense $29,444 for the six months ended March 31, 2003.

In March 2003, the Company entered into a consulting agreement with an individual to assist it in preparing and drafting company documents for a twelve-month period. A total of 500,000 shares of the Company's common stock were issued and recorded as deferred compensation value of $220,000, based on the market value of the shares issued on the date of issuance. The stated shares were issued on March 31, 2003. The Company amortized to consulting expense $18,333 for the six months ended March 31, 2003.

Note 6 - Subsequent event

In March 2003, the Company issued 500,000 shares of common stock in pursuant to a consulting agreement as described in Note 7. Subsequent to the date of such issuance of these shares, the Company and the consultant reached a mutually agreeable understanding to return 400,000 of the 500,000 shares to the Company and the Company agreed to pay the consultant for his continued services on a cash basis. Such certificate representing 400,000 shares has been cancelled on May 5, 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Absolute Glass Protection, Inc. ("ASLG" or "the "Company"), is a development stage company which distributes a safety and security laminate, which when applied to window glass, makes it bullet resistant, bomb resistant and smash proof.

Absolute Glass's unique safety and security laminates are manufactured, processed and prepared for Absolute Glass prior to being shipped directly to their corporate facility in Las Vegas. These products will require preparation, packaging and shipping to be organized by Absolute Glass prior to the final distribution within its international and national dealer network. Absolute Glass's distribution facility in Las Vegas will also provide training and technical support staff for its dealers.

Absolute Glass's different product thicknesses are designed to meet a variety of needs and requirements. Absolute Glass's 4-mil thickness product will provide minimal safety. At the 10-mil+ thickness and 14-mil+ thickness level, these products will provide a strong barrier against serious attack and provide extreme bomb blast resistance and protection when applied to regular 1/4-inch plate glass. The Company's 14-mil+ thickness (3-ply) laminate will provide an impressive bullet resistance when applied to certain types of regular plate or tempered glass.

Absolute Glass offers products that are Bronze, Gray or Silver in color and provide security protection combined with solar control, and privacy. It is also important to realize that all Absolute Glass specialty film laminates have unmatched UV inhibitors and therefore offer extremely high levels of UV protection.

Not only will the Company's products be used to retrofit existing glass, but with the Automated Dry Lamination Equipment Division of Absolute Glass, products can be applied to glass prior to construction. Absolute Glass is working on Patenting this process and is considering the placement of their specialty equipment for laminating in major markets in the United States, as well as internationally. This division will be a real asset to the overall expansion plans for Absolute Glass.

One of the Absolute Glass's new computer systems will be designed to have all the information (number of windows, dimensions, and type of product, etc.) for each and every location where Absolute Glass's products have been bid, sold or installed. This computer system will permit the sales and technical staff to give quick and reliable service. In the event that a replacement glass may be needed, the exact specifications will already be in the Company's database.
A dealer's customer information will be provided to the corporate office located in Las Vegas, Nevada on a monthly basis.

The Company has achieved no revenues and no profitability to date. Since the Company's inception, it has experienced an accumulated deficit of $(1,215,100).

The Company had no dilutive common stock equivalents such as stock options or warrants as of March 31, 2003.

Results of Operations
---------------------

Since the Company's inception, it has generated no revenues and a net loss of $1,215,100. For its six month period ended March 31, 2003, the Company incurred a net loss of $194,467 as compared to a loss of $813,201 for the same period last year. General and administrative expenses accounted for $146,690 of this net loss, an consulting fees of $47,777 accounted for the remainder of this net loss. The Company moved closer in preparing to launch its operations and complete its new 8,000 square foot plus facility in Las Vegas, Nevada

Plan of Operations
------------------

Management does not believe the company will generate any significant profit in the near future, as developmental, building facilities and marketing costs will most likely exceed any anticipated revenues. The Company is still developing its marketing plan to identify a customer base for the application and sale of its line of safety and security laminated film products.

Absolute Glass is in the process of setting up a dealer network to market, sell, distribute, install and represent the full line of Absolute Glass related products. A major focus of Absolute Glass will be the automated lamination of their safety and security film related product line directly to regular plate glass. Absolute Glass's newly acquired High-Tech Application Machinery is in place and ready to operate at Absolute Glass's new facility in Las Vegas, Nevada.

Absolute Glass is concentrating on setting up a national and international network of dealers under the umbrella of the corporate office located in Las Vegas, Nevada. Absolute Glass plans on establishing the upper East Coast regions of the United States beginning in the 3rd quarter of 2003.


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

The Company issued 146,000 shares of common stock to acquire the lease to its current operating facilities. The Company has recorded a deferred lease acquisition asset in the amount of $116,000 which will be expensed on the straight line basis through January 31, 2004, the end of the lease. For the six months ended March 31, 2003, the remaining balance was $41,426.

The Company issued 9,341,575 shares of common stock to acquire exclusive dealership rights for its products in the United States. As a result of this transaction, the grantor of the rights acquired control of the Company.

Subsequent Event
----------------

In March 2003, the Company issued 500,000 shares of common stock in pursuant to a consulting agreement. Subsequent to the date of such issuance of these shares, the Company and the consultant reached a mutually agreeable understanding to return 400,000 of the 500,000 shares to the Company and the Company agreed to pay the consultant for his continued services on a cash basis. Such certificate representing 400,000 shares has been cancelled on May 5, 2003.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2003, the Company's shareholders voted to change the Company name from Benchmark Technology Corporation to Absolute Glass Protection, Inc.

ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     99.1 President Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

     99.2 President Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

     99.3 CFO Certification required under Section 302 of Sarbanes-Oxley Act of 2002.

     99.4 CFO Certification required under Section 906 of Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

The Company filed a Current Report dated February 14, 2003, pursuant to
Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

The Company filed a Current Report dated March, 2003, pursuant to Item 5 ("Other Event"); entitled Company name change, and Item 7 ("Exhibit") entitled Certificate of Amendment of the Articles of Incorporation.

                                 SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ABSOLUTE GLASS PROTECTION, INC.
                                     -------------------------------
                                               Registrant

Dated:  May 19, 2003

                                     By:   /s/  John Dean Harper
                                     ----------------------------------
                                               John Dean Harper
                                               President


                                     By:   /s/  Chief Financial Officer
                                     ----------------------------------
                                               Michael I. Kling
                                               Chief Financial Officer

Exhibit 99.1 -- President Certification (Section 302)

                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John Dean Harper, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Absolute Glass Protection, Inc.;

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

May 19, 2003                        /s/ John Dean Harper
------------                        ------------------------------------
                                        John Dean Harper
                                        President

Exhibit 99.2 -- Chief Financial Officer Certification (Section 302)

                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Michael I. Kling, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Absolute Glass Protection, Inc.;

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


May 19, 2003                        /s/ Michael I. Kling
------------                        ------------------------------------
                                        Michael I. Kling
                                        Chief Financial Officer