Form 10QSB
period 2003-06-30
ABSOLUTE GLASS PROTECTION INC
filed 2003-08-19
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2003
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------
                     Commission File Number: 0-31715
--------------------------------------------------------------------------

                     Absolute Glass Protection, Inc.
              ----------------------------------------------
              (Name of small business issuer in its charter)

             Nevada                           91-2007478
 -------------------------------   -----------------------------------
(State or other jurisdiction of     I.R.S. Employer Identification
incorporation or organization)      Number

          3140 Venture Drive, Las Vegas, NV             89101
    -------------------------------------------       ----------
     (Address of principal executive offices)         (Zip code)

                             (702) 735-7575
     ---------------------------------------------------------
                      Issuer's Telephone Number

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 20,000,000 shares of common stock, par value $0.001, authorized and 16,078,727 shares of common stock issued and outstanding as of June 30, 2003. The Registrant has 5,000,000 shares of preferred stock, par value $0.001, authorized and 73,455 shares of Series A Preferred Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Independent Accountants' Review Report ..............   4
          Balance Sheets (unaudited)...........................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-10

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................  11

Item 3.   Controls and Procedures..............................  15

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  16

Item 2.   Changes in Securities and Use of Proceeds............  16

Item 3.   Defaults upon Senior Securities......................  16

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  16

Item 5.   Other Information....................................  16

Item 6.   Exhibits and Reports on Form 8-K.....................  16

Signatures.....................................................  17

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

                     INDEPENDENT ACCOUNTANTS REVIEW REPORT

Board of Directors
Absolute Glass Protection, Inc.
(a Development Stage Company)
Las Vegas, NV

We have reviewed the accompanying balance sheet of Absolute Glass Protection, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2003 and the related statements of operations for the three-months, and nine-months ended June 30, 2003 and 2002 and for the period September 14, 2001 (Inception) to June 30, 2003, and statements of cash flows for the nine-months ended June 30, 2003 and 2002 and for the period September 14, 2001 (Inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. The financial statements of Absolute Glass Protection, Inc. as of September 30, 2002, were audited by another auditor, whose report dated January 14, 2003, on those statements included an explanatory going concern paragraph discussed in Note 1 to the financial statements.

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

/s/ Beckstead and Watts, LLP
----------------------------

August 14, 2003

                     Absolute Glass Protection, Inc.
              (Formerly Benchmark Technology Corporation)
                      (a Development Stage Company)
                             Balance Sheets

Balance Sheets
                                                             (unaudited)
                                                               June 30,
                                                                 2003
                                                            -------------
Assets
Current assets:
   Cash                                                     $           -
Fixed assets, net                                                 272,349

Other assets
   Security deposit                                                 5,000
   Deferred lease acquisition costs, net                           28,997
                                                            -------------
                                                                   33,997
                                                            $     306,346
                                                            =============
Liabilities and Stockholder's Equity
Current liabilities:
   Cash overdraft                                                     149
   Accrued expenses                                               368,733
   Note payable, current                                                -
                                                            -------------
     Total current liabilities                                    368,882
                                                            -------------

Notes payable                                                      49,719
                                                            -------------
Mandatorily redeemable preferred stock                             73,455
                                                            -------------
                                                                  492,056
                                                            -------------
Stockholder's equity:
   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 16,078,727 shares issued and
     outstanding as of 6/30/03                                     16,079
   Additional paid-in capital                                   2,066,975
   Deferred compensation                                         (768,280)
   (Deficit) accumulated during development stage              (1,500,484)
                                                            --------------
                                                                 (185,710)
                                                            --------------
                                                            $     306,346
                                                            =============

  The accompanying notes are an integral part of these financial statements.

                       Absolute Glass Protection, Inc.
                (Formerly Benchmark Technology Corporation)
                        (a Development Stage Company)
                          Statements of Operations
                                (unaudited)



Statements of Operations

                Three Months Ending       Nine Months Ending     September 14,
                     June 30,                  June 30,              2001
             ------------------------  ------------------------ (Inception) to
                2003          2002        2003          2002     June 30, 2003
             -----------  -----------  -----------  -----------  -------------
Revenue      $         -  $         -  $         -  $         -  $           -

Expenses:
 General and
  administrative
  expenses        30,227       92,864      176,917      906,065      1,197,550
 Consulting
  expenses       255,157            -      302,934                     302,934
             -----------  -----------  -----------  -----------  -------------
 Total
  expenses       285,384       92,864      479,851      906,065      1,500,484
             -----------  -----------  -----------  -----------  -------------
Net (loss)   $  (285,384) $   (92,864) $  (479,851) $  (906,065) $  (1,500,484)
             ============ ============ ============ ============ ==============

Weighted
average
number of
common shares
outstanding-
basic and
fully
diluted       16,045,760   11,980,000   16,012,429   11,490,000
             ===========  ===========  ===========  ===========
Net (loss)
per share -
basic & fully
diluted      $     (0.02) $     (0.01) $     (0.03) $     (0.08)
             ============ ============ ============ ============

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                           Statements of Cash Flows
                                 (unaudited)

Statements of Cash Flows
                                            Nine Months Ending  Sept. 14, 2001
                                                  June 30,      (Inception) to
                                           ---------------------    June 30,
                                              2003        2002        2003
                                           ----------  ---------  -----------
Cash flows from operating
activities
Net (loss)                                 $ (479,851) $(906,065) $(1,500,484)
Depreciation and amortization expense          71,717     37,287      135,605
Shares issued for services                    255,777    607,515      864,562
Adjustments to reconcile net (loss) to
 net cash (used) by operating activities:
   (Decrease) in security deposit              25,000          -       (5,000)
   (Decrease) in deferred lease acquisition
      costs                                   (37,287)       510      (28,997)
   (Increase) in cash overdraft                  (179)       306          149
   Increase in accrued expense                125,912    121,721      368,733
                                           ----------  ---------  -----------
Net cash (used) by operating activities       (38,911)  (138,726)    (165,432)
                                           ----------- ---------- ------------
Cash flows from financing
 activities
Proceeds from notes payable                     38,911    138,726      165,432
                                           ----------  ---------  -----------
Net cash provided by investing activities      38,911    138,726      165,432
                                           ----------  ---------  -----------
Net increase in cash                                -          -            -
Cash - beginning                                    -          -            -
                                           ----------  ---------  -----------
Cash - ending                              $        -  $       -  $         -
                                           ==========  =========  ===========
Supplemental disclosures:
   Interest paid                           $        -  $       -  $         -
                                           ==========  =========  ===========
   Income taxes paid                       $        -  $       -  $         -
                                           ==========  =========  ===========
Non-cash investing and financing activities:
   Shares issued for services provided     $1,115,000  $ 607,000  $ 1,770,515
                                           ==========  =========  ===========
   Number of shares issued for services     2,000,000    607,515    3,408,515
                                           ==========  =========  ===========
   Shares cancelled                        $  172,900  $       -  $   172,900
                                           ==========  =========  ===========
   Number of shares cancelled               1,300,000          -    1,300,000
                                           ==========  =========  ===========

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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $1,500,484 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                                     Notes

Note 3 - Non-cash financial activities

The Company issued 146,000 shares of common stock to acquire the lease to its current operating facilities. The Company has recorded a deferred lease acquisition asset in the amount of $116,000 which will be expensed on the straight line basis through January 31, 2004, the end of the lease. For the nine months ended June 30, 2003, the remaining balance was $28,997.

The Company issued 9,341,575 shares of common stock to acquire exclusive dealership rights for its products in the United States. As a result of this transaction, the grantor of the rights acquired control of the Company.
Accordingly, no value has been assigned to the rights, as they had no historical basis in the accounts of the grantor.


Note 4 - Commitment and contingency

Rent expense recorded in the financial statements is $62,041 for the nine months ended June 30, 2003, $35,918 for the year ended September 30, 2002 and $31,505 for the period ended December 31, 2001.


Note 5 - Stockholders equity and deferred compensation

In March 2003, the Company entered into two consulting agreements with two unrelated companies for the services of corporate public relations for an eighteen-month period. A total of 1,000,000 shares of the Company's common stock were issued and recorded as deferred compensation value of $530,000, based on the market value of the shares issued on the day of issuance. The stated shares were issued on March 12, 2003. The Company amortized to consulting expense $117,776 for the nine months ended June 30, 2003.

In March 2003, the Company entered into a consulting agreement with an individual to assist it in preparing and drafting company documents for a twelve-month period. A total of 500,000 shares of the Company's common stock were issued and recorded as deferred compensation value of $220,000, based on the market value of the shares issued on the date of issuance. The stated shares were issued on March 31, 2003. Subsequent to the date of such issuance of these shares, the Company and the consultant reached a mutually agreeable understanding to return 400,000 of the 500,000 shares to the Company and the Company agreed to pay the consultant for his continued services on a cash basis. Such certificate representing 400,000 shares has been cancelled on May 5, 2003. A total of $36,666 was amortized to consulting expense during the nine months period ended June 30, 2003.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                                     Notes

Note 5 - Stockholders equity and deferred compensation (Continued)

In May 2003, the Company entered into a consulting agreement with a company to provide consulting services for an eighteen-month period. A total of 500,000 shares of the Company's common stock were issued and recorded as deferred compensation of $365,000, based on the market value of the shares issued on the date of issuance. The Company amortized to consulting expense $20,278 for the nine months ended June 30, 2003.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Absolute Glass Protection, Inc. ("ASLG" or "the "Company"), is a development stage company which has developed a technology to protect glass from breaking by utilizing a special coating process.

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

The Company's product line offers a high-tech and high-performance micro-thin safety and security laminated film combination with options of single or multiple layers to meet the customers' protection requirements. Absolute Glass Protection has different product thicknesses which are designed to meet a variety of needs for glass protection. The Absolute Glass 4 - mil, one ply product is designed to provide minimal safety. Their 10 - mil plus thickness and 14 - mil plus thickness levels products are designed to provide a strong barrier for serious attacks and added protection when applied to regular one-
quarter inch plate glass.   The Company's 14 - mil plus thickness, 3 ply
specialty laminates provide a bullet resistance when applied to certain types of regular plate or tempered glass.

The Company offers products that are clear, bronze, gray or silver in color with combinations of extremely high-end safety, security and solar control to ensure your privacy and protection. Its safety and security laminates hold broken glass together like an invisible glove. Absolute Glass specialty film laminates are also UV inhibitors and therefore offer high levels of UV protection.

The Automated Dry Lamination Equipment Division of Absolute Glass consists of three major components to complete the Automated Laminating Process. Although this specially designed equipment is extremely expensive, advanced, computerized and technical, the actual laminating process is really quite simple. The three specially designed and required equipment components for this division consist of (1) an automated glass washing machine; (2) a uniquely designed clean-room environment (to eliminate any dust particles in the air which could be caught or trapped between the glass and laminate surface when processing these two components); and, (3) the actual Lamination Machine. The clean-room environment encompasses a portion of the glass washing machinery, all of the automated laminating machinery and the automated conveyors used to convey the glass through the automated laminating machine itself.

This specialized laminating machinery automatically compresses the safety and security laminate onto the glass as the glass passes through the uniquely designed and fabricated rubberized compression rollers. The safety and security films are applied to the glass in a dry laminating process (no water used), which forces the laminated films adhesives directly into the pores of the glass at extremely high pressure. Once the safety and security laminated film has been applied in the glass, the Automated Conveyors remove the glass from the clean-room environment, the new film laminate and glass combination is immediately ready for shipping. Absolute Glass is working on patenting this process and is considering the placement of their specialty equipment for laminating in major markets in the United States, as well as internationally.

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

The Company has achieved no revenues and no profitability to date. Since the Company's inception, it has experienced an accumulated deficit of $(1,500,484).

The Company had no dilutive common stock equivalents such as stock options or warrants as of June 30, 2003.


Results of Operations
---------------------

Since the Company's inception, it has generated no revenues and a net loss of $1,500,484. For its nine month period ended June 30, 2003, the Company incurred a net loss of $479,851 or $(0.03) per share as compared to a loss of $906,065 or $(0.08) per share for the same period last year. This reduction in net loss represented lower general and administrative expenses due to reduced consultancy fees, as the Company moved closer in preparing to launch its operations and completed its new 8,000 square foot facility in Las Vegas, Nevada

Plan of Operations
------------------

Management does not believe the company will generate any significant profit in the near future, as developmental, building facilities and marketing costs will most likely exceed any anticipated revenues. The Company is still developing its marketing plan to identify a customer base for the application and sale of its line of safety and security laminated film products.

Absolute Glass is in the process of setting up a dealer network to market, sell, distribute, install and represent the full line of Absolute Glass related products. A major focus of Absolute Glass will be the automated lamination of their safety and security film related product line directly to regular plate glass. Absolute Glass's newly acquired High-Tech Application Machinery is in place and ready to operate at Absolute Glass's new production facility in Las Vegas, Nevada.

Absolute Glass is concentrating on setting up a national and international network of dealers under the umbrella of the corporate office located in Las Vegas, Nevada. Absolute Glass maintains an Internet web site located at http://www.absoluteglassprotection.com. Information contained on Company's web site is not part of this quarterly report.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception has been the sale of shares of common stock from shareholders, and the issuance of shares for the purchase of property and equipment.

During the Quarter ended June 30, 2003, the Company began a Private Placement Offering to accredited investors, pursuant to the exemptions provided by
Section 4(2) and Regulation D, Rule 506 promulgated by the Securities and Exchange Commission. The Shares and Warrants are also being offered under similar exemptions from registration or qualification under applicable state securities laws. The Company is offering up to 2,000,000 its common shares in this Private Placement Offering to help further capitalize the Company. The total Offering of 2,000,000 is valued at $700,000, less $140,000 for commissions and offering expenses. The funds from this Offering will be used to commence the Company's business plan.

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


Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ASLG." A limited market exists for the trading of the Company's
common stock.   During the Third Quarter ending June 30, 2003, there has been trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.


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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed a Current Report dated June 12, 2003, pursuant to Item 5 ("Other Events") entitled "Change of business address" and "Private placement offering."

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


                                     ABSOLUTE GLASS PROTECTION, INC.
                                     -------------------------------
                                               Registrant

Dated:  August 18, 2003

                                     By:   /s/ John Dean Harper
                                     ----------------------------------
                                               John Dean Harper
                                               Chairman and President


                                     By:   /s/  Michael I. Kling
                                     ----------------------------------
                                               Michael I. Kling
                                               Chief Financial Officer