Form 10KSB
period 2003-09-30
ABSOLUTE GLASS PROTECTION INC
filed 2004-01-15
CIK 1121793

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended September 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                       Commission file number:  0-31715

                      Absolute Glass Protection, Inc.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)


             Nevada                             91-2007478
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer)
  incorporation or organization)          Identification Number)

               3140 Venture Drive, Las Vegas, NV            89101
         ---------------------------------------------   ----------
           (Address of principal executive offices)      (Zip Code)

  Registrant's telephone number, including area code   (702) 735-7575

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for its most recent fiscal year:  $0





The aggregate market value on December 31, 2003 of voting stock held by non-affiliates was $4,127,171.

As of December 31, 2003, the Registrant had outstanding 16,538,727 shares of common stock, par value $0.001.

Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS


ITEM NUMBER AND CAPTION

                                                                         PAGE
PART I

    Item 1.  Description of Business.....................................3
    Item 2.  Description of Property.....................................14
    Item 3.  Legal Proceedings...........................................14
    Item 4.  Submission of Matters to a Vote of Security Holders.........14

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....14
    Item 6.  Management's Discussion and Analysis or Plan of Operation...16
    Item 7.  Financial Statements........................................19
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................20
    Item 8A. Controls and Procedures.....................................20


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.............................................21
    Item 10. Executive Compensation......................................24
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................26
    Item 12. Certain Relationships and Related Transactions..............27
    Item 13. Exhibits and Reports on Form 8-K............................29

SIGNATURES   ............................................................30


                 Special Note About Forward-Looking Statements

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

A.  BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Absolute Glass Protection, Inc., is a provider of a unique line of safety and security laminated film products, hereinafter referred to as "Absolute Glass" or the "Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on November 12, 1999.

On June 4, 2002, Absolute Glass Protection, Inc. entered into a Business Combination Agreement with International Glass Protection, Inc., ("IGP"), a Nevada corporation and its shareholders. The agreement provides that the Company would acquire all of the issued and outstanding common stock of IGP in exchange for Eleven Million (11,000,000) Company common shares. These shares were issued to the six (6) IGP shareholders under the securities transaction exemption afforded by Section 4(2) of the Securities Act of 1933. These shares are considered restricted securities and will not be available for public resale without registration under applicable securities laws or exemptions from those registration requirements. The majority of the shares issued in this Business Combination, 9,732,650, were issued to Thunderbox Limited in exchange for its controlling interest in IGP. Thunderbox now controls 28.8% of the Company's voting common stock.


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

Absolute Glass's unique safety and security laminates are processed and prepared for Absolute Glass prior to being shipped directly to their corporate facility in Las Vegas. These products will require preparation, packaging and shipping to be organized by Absolute Glass prior to the final distribution within its international and national dealer network. Absolute Glass's distribution facility in Las Vegas will also provide training and technical support staff for its dealers. Absolute Glass has an exclusive arrangement in the United States and Internationally to market, sell, distribute, and install Thunderbox Limited products.

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

These high-quality laminated films are tough, extremely durable and once applied to existing glass create a virtually penetration-resistant clear shield of safety and security protection. This combination offers the protection for government, commercial, residential and automotive glass available today. Safety laminated film products were originally designed to protect people and property against terrorist attacks in Europe and the Middle East. Our safety and security film laminates will work as an integral element for safety and security requirements and also offers an extremely high tensile strength. Our laminates come in a wide variety of protection levels (thickness) and assorted tint options to meet our customer's diverse needs.

Absolute Glass Products Provide Protection Against or Resistance To:
---------------------------------------------------------------
o Smash & Grab Situations
o Violent Crimes
o Personal Injury
o Flying Glass Fragments
o Violent Weather Conditions
o Ultraviolet Protection
o Asset Loss
o Car Jacking And Auto Theft
o Entrance Thru Glass Doors And Windows
o Bullets
o Material Objects
o Bombs And Explosions

Absolute Glass is setting up a Dealer network to market, sell, distribute, install and represent the full line of Absolute Glass related products. A major focus of Absolute Glass will be the automated lamination of their safety and security film related product line directly to regular plate glass. Absolute Glass's High-Tech Application Machinery is in place and ready to operate at the facility in Las Vegas, Nevada.

The Company's personnel have spent considerable time designing new materials, brochures and videos for their products and dealer program. The Company's website is fully operational and plays film clips demonstrating the protection its various products provide. The Company's corporate office, production, distribution and training facility is located in Las Vegas, Nevada. The combination of these assets are the support system necessary to implement Absolute Glass's specially designed new Dealer.

Expansion Program and product sales division. In the future, Absolute Glass may choose to offer additional products to safeguard windows and doors for protection against terrorism, auto theft, violent weather, vandalism and violent crimes. New products will only be introduced once they have met the stringent requirements set by the Absolute Glass Management Team.

Absolute Glass is concentrating on setting up an International and National network of distribution and installation dealers under the umbrella of the corporate office located in Las Vegas, Nevada. A major focus for Absolute Glass will be to apply safety and security film laminates to regular plate glass, utilizing their Automated Specialty Laminating Equipment for wholesale and retail distribution.

Markets For The Absolute Glass Product Line
-------------------------------------------

Absolute Glass is relying upon automation in order to supply the enormous requirement for Absolute Glass's unique line of safety and security film laminates. Absolute Glass's laminates can be applied much more quickly and far more efficiently than by hand by utilizing Absolute Glass's custom made machinery and specially designed state of the art equipment. This process is known as Laminating or Automated Laminating Equipment Processing ("ALEP").
This equipment is owned by Absolute Glass and is in place at the Company's new Las Vegas facility.


Government Market
-----------------

Many levels of government around the U.S. and Internationally now recognize terrorism as a reality and have implemented a number of plans and safeguards.
At the same time, the increase in violent crimes and vandalism continues. New security measures are being implemented and previous ones are now being enforced and/or reorganized dramatically. Numerous government agencies are concerned about other areas of safety and security and are currently focusing on having safety and security window film laminates installed to meet their protection requirements in today's ever changing and unpredictable world.


Business Market
---------------

Thefts, smash and grabs, vandalism and other acts of destruction, have plagued businesses. Privacy and security is a major issue for many businesses and more businesses are now preparing budgets for the protection of their staff and property. This market is wide open and ready for Absolute Glass's glass safety and security film laminates. Alarms and locks are great deterrent devices, although the problem remains that glass has always been the most vulnerable point of any office or business location.

Residential and Individual Market
---------------------------------

On the residential and individual level, individuals today are concerned about personal safety and security even in their own homes. The situation is made worse by the ever-increasing threat of today's terrorism. Problems in our neighborhoods and lack of respect for people and their property are now a reality. These situations are increasing people's awareness for the need of security and protection. This problem will create a strong demand and quality solutions for the new Absolute Glass product line.

Automotive Glass Market
-----------------------

The prospects provided within the individual market apply here as well. Add in car jacking and ever-increasing car theft, and the end result is that individuals are desperate for a method of protecting themselves and their vehicles. Absolute Glass products offer vehicle owners a respectable measure of added protection. The Absolute Glass products are an extremely affordable solution to these continually growing problems of theft and smash and grab related crimes against automobiles. Additionally, this market includes buses, trains, boats and aircraft.

The New Construction Market
---------------------------

The potential in the new construction market is incredible. The individuals and companies who are involved in new construction know that this is a specialized field that has its own particular nuances with new regulations and requirements being promulgated on a regular basis. This is a real positive for Absolute Glass.

Sales to new construction projects, governments, industrial, commercial, business and residential markets will now begin to formulate. Absolute Glass has well-trained industry recognized individuals in place to operate this department. Any security or safety sensitive location that is in the planning stages will now be taking more controllable steps in achieving their desired level of safety and security protection.

Using Absolute Glass methods, resources and people, Absolute Glass products will easily conform to new specifications and future applications for aspects of the construction arena. Here too, the (ALEP) High-Tech Application Process will come in to focus. Absolute Glass's laminates can be applied in advance with tremendous cost savings, prior to being shipped to the actual construction site location. Glass laminated prior to construction can then be installed at the construction site with large dollar savings in the labor category.

Product, Services and Marketing Overview
----------------------------------------

Absolute Glass's unique safety and security laminates are prepared for Absolute Glass prior to being shipped directly to their corporate facility in Las Vegas. These products still require preparation, packaging and shipping to be organized by Absolute Glass prior to the final distribution within its International and National dealer network. Absolute Glass's distribution facility in Las Vegas will also provide Training and Technical Support staff for its network.

Absolute Glass's different product thicknesses are designed to meet a variety of needs and requirements. Absolute Glass's 4-mil thickness product will provide minimal safety. At the 10-mil+ thickness and 14-mil+ thickness level, these products will provide a strong barrier against serious attack and provide extreme bomb blast resistance and protection when applied to regular 1/4-inch plate glass. The Company's 14-mil+ thickness (3 ply) laminate provides an impressive bullet resistance when applied to certain types of regular plate or tempered glass.

Absolute Glass has in place a well-designed Dealer expansion program, product application systems, product distribution and a marketing plan. The new third party product testing results that will be offered and public demonstrations planned by Absolute Glass, will enhance the growth of the distribution network and dealer program.

Absolute Glass's customer service has been designed to start with well trained and knowledgeable Local Dealers and Installation Technicians that will answer the client's questions while selling and installing the products. At the same time, special precautions will be taken to make sure that the installation of the Absolute Glass products are done professionally.


The Automated Dry Laminating Machinery Division of Absolute Glass
-----------------------------------------------------------------

This specialized equipment division was designed and built for the purpose of applying these unique safety and security laminates automatically to the glass surfaces of regular plate glass. The major advantage of the Automated Laminating Machine Process is to reduce the actual time required to laminate a piece of glass. By reducing the actual laminating time, this discounts labor cost dramatically. By utilizing Absolute Glass's Automated Laminating Machinery Division, this reduces the labor cost per square foot, which offers a cost savings of approximately 50 percent or more for their customers. This offers Absolute Glass an extremely high profit level per square foot return for their Dry Lamination Process.

The unique advantage for this equipment division is the method in which the glass can be automatically laminated. The new Automated Lamination Division of Absolute Glass will easily be capable of processing high quantities of safety and security laminate to glass per hour. This combination of unique machinery cuts down the manual labor cost tremendously, thus providing the Absolute Glass facility with the ability to laminate extremely large quantities of plate glass product.

(a)  Limited Operating History

The Company has a limited operating history having been incorporated in the State of Nevada on November 12, 1999. Activities to date have been limited primarily to organization, initial capitalization, establishing an appropriate operating facility in Las Vegas, Nevada and commencing with initial operational plans. The Company has yet to generate any revenues. The Company has developed a business plan, established administrative offices, developed a website and promotional material, and started to identify prospective customers for its glass protection products.

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

(e)  Competition

The Company has both existing and potential competitors, most of whom, like 3M, are well respected in the marketplace. The interesting fact is that most of these companies neither have nor offer high end safety or security pre-laminated glass options like those offered by Absolute Glass.

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

LLUMAR
------

Llumar has some of the higher quality window tints and films in the industry which are used regularly by companies dealing professionally throughout the window tint industry. Like 3M, tinted films represent their core business and they produce some safety window films as well. This company sells its products through a series of window tinting dealers and through other methods as well. Absolute Glass considers Llumar one of the top window tinting processors.


The research that Absolute Glass has undertaken, has demonstrated that all the above-mentioned products are fairly similar in price. The price varies when there is a substantial difference in the thickness of the film and, of course, the quality of the actual product. Absolute Glass's main focus will not be the window tint industry, but the safety and security film laminate specialty market.

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

It may prove to be too great a challenge, given all the other factors listed here, for the Company to establish itself sufficiently to become a viable business. It may develop that the business plan is flawed in some way making it difficult for management to correct because of its lack of specific expertise. Although management consults with others who have more breadth of exposure to these practical details, it may yet happen that this advice itself will prove to be ineffective when and if difficulties arise.

(h)  Expansion Plans May Prove Unworkable

Though the Company is committed to the plan stated above and has confidence in its ability to establish itself and then expand its influence, there is no guarantee that it will in fact be able to achieve its goals. As it is still a small operation run primarily by three individuals. The Company may not be able to grow to the next goal which would require a more sophisticated organization.

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

6)  Employees

The Company currently has three (3) employees, who also serve as officers of the Company. This includes: one President, one Secretary and one CFO who are not related. Until the Company can grow and generate revenues, the Company does not plan on adding any new employees.

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

7) Present Licensing Status

None -- Not Applicable.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate offices are located at: 3140 Venture Drive, Las Vegas, NV 89101, telephone number (702) 735-7575. The Company rents this 9,000 square foot facility with an annual rent of approximately $60,000.00.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Absolute Glass Protection, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Registrant has its annual shareholder meeting on November 14, 2003. At the annual shareholder meetings, the shareholders approved:

1.  Increase the number of the Company's authorized
        Common Shares, from twenty million (20,000,000) to seventy million (70,000,000) shares;
2. Amend the By-laws to reflect the Company's principal business location and to hold its annual shareholder meeting in October;
3. To set the number of Board of Directors members at a maximum of five
4.  Election of one Director
5.  Approval of Executive Compensation Plan for fiscal year 2004
6.  Ratification of Beckstead and Watts, LLP as independent auditors



                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

On April 6, 2001, the Company's common stock was cleared for trading on the OTC Bulletin Board system. Its stock symbol is ASLG. For the year ended September 30, 2003, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board were $1.05 high bid, and $0.04 low asked. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

All shares of common stock outstanding may be sold without restriction, except 4,399,986 shares, which are restricted securities within the meaning of Rule 144 and cannot be sold without registration under the Securities Act of 1933 or in a transaction exempt from registration.



The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


CALENDAR QUARTER                             HIGH              LOW
--------------------------------             ----              ----

FISCAL 2002

Quarter ended December 31, 2001              $0.00             $0.00
Quarter ended March 31, 2002                 $0.00             $0.00
Quarter ended June 30, 2002                  $0.00             $1.70
Quarter ended September 30, 2002             $0.10             $1.50

FISCAL 2002

Quarter ended December 31, 2002              $0.09             $0.04
Quarter ended March 31, 2003                 $0.64             $0.09
Quarter ended June 30, 2003                  $0.75             $0.42
Quarter ended September 30, 2003             $1.05             $0.47



On December 31, 2003, the closing price per share of our common stock on the OTC Bulletin Board was $0.34 per share.


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

(iii) Holders
-------------

The approximate number of holders of record of common stock as of September 30, 2003 was approximately fifty-eight (58).

(iv)  Liquidity and Capital Resources
-------------------------------------

The Company's primary sources of liquidity since its inception has been the sale of shares of common stock from shareholders, and the issuance of shares for the purchase of property and equipment.

In November 2002, the Company issued 500,000 shares of its common stock for services provided. The Company recorded the market value of the shares at $15,000.

In January 2003, the Company reached an agreement with a consulting firm to cancel 900,000 shares of the formerly issued shares for the future services. The Company agreed to pay the consulting firm for his continued services on a cash basis. Such certificate was cancelled on January 14, 2003.

In March 2003, the Company entered into two consulting agreements with two unrelated companies for the services of corporate public relations for an eighteen-month period. A total of 1,000,000 shares of the Company's common stock were issued and recorded as deferred compensation value of $550,000, based on the market value of the shares issued on the day of issuance. The stated shares were issued on March 12, 2003. The Company amortized to consulting expense $226,111 for the year ended September 30, 2003.

In March 2003, the Company entered into a consulting agreement with an individual to assist it in preparing and drafting company documents for a twelve-month period. A total of 500,000 shares of the Company's common stock were issued and recorded as deferred compensation value of $220,000, based on the market value of the shares issued on the date of issuance. The stated shares were issued on March 31, 2003. Subsequent to the date of such issuance of these shares, the Company and the consultant reached a mutually agreeable understanding to return 400,000 of the 500,000 shares to the Company and the Company agreed to pay the consultant for his continued services on a cash basis. Such certificate representing 400,000 shares has been cancelled on May 5, 2003. A total of $22,000 was amortized to consulting expense during the year ended September 30, 2003.

In May 2003, the Company entered into a consulting agreement with a company to provide consulting services for an eighteen-month period. A total of 500,000 shares of the Company's common stock were issued and recorded as deferred compensation of $365,000, based on the market value of the shares issued on the date of issuance. The Company amortized to consulting expense $81,111 for the year ended September 30, 2003.

In September 2003, the Company issued 450,000 shares of its $.001 par value common stock pursuant to Regulation D, Rule 506 of the Securities Act of 1933. The Company received the total proceeds of $178,500 from the public offering, including $21,000 for stocks subscribed but not yet issued. The shares were subsequently issued in October 2003.

In September, 2003, the Company issued 10,000 shares of its $.001 par value common stock valued at $3,500 to an individual for the settlement in a potential lawsuit.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General
-------

The company has completed the build out of its facility, including, but not limited to setting up the graphics department, obtaining a final certificate of occupancy and finalizing its Automated Dry Lamination Division. A Business Plan has been completed, promotional brochures have been prepared and the company's website it operational. Legal and promotional materials have been prepared in order to pursue sales.

The Company has achieved no revenues and no profitability to date. Since the Company's inception, it has experienced an accumulated deficit of $(1,020,633).

On September 22, 2003, the Company completed its private placement memorandum and issued a total of 510,000 shares of its $0.001 par value common stock and 255,000 warrants. For every two shares of common stock purchased in the offering the investors received one warrant to purchase one share of the Company's $0.001 par value common stock. Each warrant has an exercise price of $1 per share and is exercisable at any time for a period of one year. The Company may call the warrant, in whole or in part, at a price of $2 per share provided the closing bid price exceeds $2 per share for ten consecutive trading days. (See Item 11. Security Ownership of Certain Beneficial Owners and Management, Section D. Options, Warrants and Rights.)

Results of Operations
---------------------

Since the Company's inception, it has generated no revenues and a net loss of $(1,988,227). For its year ended September 30, 2003, the Company incurred a net loss of $(967,594) or $(.06) per share versus $(998,091) or $(0.08) per share for the same period last year. This net loss represented $270,877 in general and administrative expenses and $424,894 in consulting expenses. The majority of the Company's expenses for the Fiscal Year 2003 included consulting expenses. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

At September 30, 2003, the Company had no cash and cash equivalents. To date, the Registrant shows negative cash flows. Management expects losses from operations and negative cash flow to continue for the foreseeable future. If the Company's revenues and spending levels are not adjusted accordingly, the Company may not generate sufficient revenues to achieve profitability. Even if profitability is achieved, the Registrant may not sustain or increase such profitability on a quarterly or annual basis in the future. The Registrant may need to raise additional funds in the future. There is no certainty that any additional financing will be available on terms favorable to the Company. If additional funds are raised by the issuance of equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by the issuance of debt instruments, the Registrant may be subject to certain limitations on its operations. If adequate funds are not available or not available on acceptable terms, the Registrant may be unable to fund its operations, develop or enhance services, or respond to competitive pressures.


Plan of Operations
------------------

The Company has been developing its marketing plan to identify a customer base for the application and sale of its line of safety and security laminated film products. The Company also is looking at expanding its product line via merger or acquisition.

Absolute Glass markets a high-tech and high-performance micro-thin safety and security laminated film. The Company's product line of laminated film includes different product thicknesses which are designed to meet a variety of needs for glass protection.

Absolute Glass's unique safety and security laminates are processed and prepared for Absolute Glass prior to being shipped directly to their corporate facility in Las Vegas. Absolute Glass's distribution facility in Las Vegas will also provide training and technical support staff for its dealers.

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

ITEM 7.  FINANCIAL STATEMENTS.


                                   CONTENTS



CONTENTS
                                                        PAGE
INDEPENDENT AUDITORS' REPORT                            F-1
BALANCE SHEETS                                          F-2
STATEMENTS OF OPERATIONS                                F-3
STATEMENT OF STOCKHOLDERS' EQUITY                       F-4-7
STATEMENTS OF CASH FLOWS                                F-8
NOTES TO FINANCIAL STATEMENTS                           F-9-18


BECKSTEAD AND WATTS, LLP
----------------------------
Certified Public Accountants
                                                          3340 Wynn Rd., Ste. B
                                                            Las Vegas, NV 89102
                                                                   702.257.1984
                                                             702.362.0540 (fax)
                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Absolute Glass Protection, Inc.
(a development stage company)
Las Vegas, NV

We have audited the Balance Sheet of Absolute Glass Protection, Inc. (a development stage company) (the "Company"), as of September 30, 2003, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the year ended September 30, 2003 and for the period September 14, 2001 (Date of Inception) to September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Absolute Glass Protection, Inc. as of September 30, 2002, were audited by other auditors whose reported dated December 27, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the balance sheet of Absolute Glass Protection, Inc., as of September 30, 2003, and its related statements of operations, equity and cash flows for the year ended September 30, 2003 and for the period September 14, 2001 (Date of Inception) to September 30, 2003, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Signed,

January 14, 2004

                       Absolute Glass Protection, Inc.
                (Formerly Benchmark Technology Corporation)
                        (a Development Stage Company)
                               Balance Sheets

Balance Sheets
                                                                September 30,
                                                                     2003
                                                                -------------
Assets

Current assets:
   Cash                                                         $           -
                                                                -------------
     Total current assets                                                   -

Fixed assets, net                                                     295,884

Other assets
   Security deposit                                                     5,000
   Deferred lease acquisition costs, net                               16,572
                                                                -------------
                                                                       21,572

                                                                $     317,456
                                                                =============

Liabilities and Stockholder's Equity

Current liabilities:
   Cash overdraft                                                         110
   Accrued expenses                                                    24,751
   Accounts payable to related party                                  326,143
   Wages payable                                                       45,000
                                                                -------------
     Total current liabilities                                        396,004
                                                                -------------

Notes payable to related party                                         31,970

Notes payable                                                           8,000
                                                                -------------
   Total liabilities                                                  435,974
                                                                -------------

Mandatorily redeemable preferred stock                                 73,455
                                                                -------------


Stockholder's equity:

   Common stock, $0.001 par value, 20,000,000 shares
     authorized, 16,538,727 shares issued and outstanding
     as of 9/30/03                                                     16,539
   Additional paid-in capital                                       2,388,493
   Deferred compensation                                             (629,778)
   Subscriptions payable                                               21,000
   (Deficit) accumulated during development stage                  (1,988,227)
                                                                --------------
                                                                     (191,973)
                                                                --------------

                                                                $     317,456
                                                                =============


  The accompanying notes are an integral part of these financial statements.

                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                           Statements of Operations



Statements of Operations


                                     For the years ended
                                        September 30,       September 14, 2001
                                  ------------------------    (Inception) to
                                      2003         2002     September 30, 2003
                                  -----------  -----------  ------------------
Revenue                           $         -  $         -  $                -
                                  -----------  -----------  ------------------

Expenses:
  General and administrative
    expenses                          270,877      960,264           1,291,510
  Depreciation and amortization       125,723       37,827             125,723
  Consulting expenses                 434,894            -             434,894
  Compensation expenses               132,600            -             132,600
                                  -----------  -----------  ------------------
   Total expenses                     964,094      998,091           1,984,727
                                  -----------  -----------  ------------------

Other loss:
  Loss on settlement of lawsuit         3,500            -               3,500
                                  -----------  -----------  ------------------
                                        3,500            -               3,500
                                  -----------  -----------  ------------------

Net (loss)                        $  (967,594) $  (998,091) $       (1,988,227)
                                  ============ ============ ===================


Weighted average number of
  common shares outstanding -
  basic and fully diluted          16,106,918   12,306,667
                                  ===========  ===========


Net (loss) per share - basic &
  fully diluted                   $     (0.06) $     (0.08)
                                  ============ ============


  The accompanying notes are an integral part of these financial statements.

                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                Statements of Changes in Stockholders' Equity



Statements of Changes in Stockholders' Equity


                                                        (Deficit)
                                                       Accumulated
           Common Stock   Additional                      During      Total
        ------------------ Paid-in  Subscrip. Deferred Development Stockholders
          Shares   Amount  Capital    Payable Compensation  Stage     Equity
        ---------- ------- ---------- ------- --------  -----------  ---------
September
15, 2001
Shares issued
for
services     1,000 $     1 $      999                -               $   1,000

September
19, 2001
Shares issued
for property
and
equipment   91,300      91     91,209                -                  91,300

September
19, 2001
Shares issued
for property
and
equipment  229,110     229    228,881                -                 229,110

September
19, 2001
Shares issued
to acquire
lease and
security
deposit    146,000     146    145,854                -                 146,000

September
19, 2001
Shares issued
to acquire
dealer
rights   9,341,575   9,342     (9,342)               -                       -

Net (loss)
September 14,
2001
(inception)
to
September 30,
2001             -       -          -                -      (60,369)   (60,369)
        ---------- ------- ---------- ------- --------  ------------ ----------

Balance,
September 30,
2001     9,808,985 $ 9,809 $  457,601 $     -        -  $   (60,369) $ 407,041
        ========== ======= ========== ======= ========  ============ =========

  The accompanying notes are an integral part of these financial statements.



                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                Statements of Changes in Stockholders' Equity


                                                        (Deficit)
                                                       Accumulated
           Common Stock   Additional                      During      Total
        ------------------ Paid-in  Subscrip. Deferred Development Stockholders
          Shares   Amount  Capital    Payable Compensation  Stage     Equity
        ---------- ------- ---------- ------- --------  -----------  ---------
October 1,
2001
Shares issued
for
services   300,000     300    299,700                -                 300,000

October 1,
2001
Shares issued
for
services   307,515     307    307,208                -                 307,515

Donated
capital          -       -        510                -                     510

Shares
issued for
reverse
acquisi-
tion       583,500     584       (584)               -                       -

Shares
retained
by former
control
group    2,940,000   2,940     (2,940)               -                       -

Debt
conversion
to preferred
stock            -       -      2,480                -                   2,480

September 26,
2002
Shares issued
for
services   400,000     400     15,600                -                  16,000

September
26, 2002
Shares issued
for
services   300,000     300     11,700                -                  12,000

September
27, 2002
Shares issued
for
services   100,000     100      3,900                -                   4,000

Net (loss)
for the year
ended
September 30,
2002                                                       (960,264)  (960,264)
        ---------- ------- ---------- ------- --------  ------------ ----------

Balance,
September 30,
2002    14,740,000 $14,740 $1,095,175 $     -        -  $(1,020,633) $  89,282
        ========== ======= ========== ======= ========  ============ =========


  The accompanying notes are an integral part of these financial statements.



                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                Statements of Changes in Stockholders' Equity


                                                        (Deficit)
                                                       Accumulated
           Common Stock   Additional                      During      Total
        ------------------ Paid-in  Subscrip. Deferred Development Stockholders
          Shares   Amount  Capital    Payable Compensation  Stage     Equity
        ---------- ------- ---------- ------- --------  -----------  ---------

November 5,
2002
Shares issued
for
services   500,000 $   500 $   14,500                -               $  15,000

January 14,
2003
Service
shares
cancelled (900,000)   (900)       900                                        -

March 12,
2003
Shares issued
for
services 1,000,000   1,000    549,000         (323,889)                226,111

March 31,
2003
Shares issued
for
services   500,000     500    219,500          (22,000)                198,000

March 31,
2003
Service
shares
cancelled (400,000)   (400)  (148,222)                                (148,622)

May 3, 2003
Shares issued
for
services   500,000     500    364,500         (283,889)                 81,111

September 22,
2003
Shares issued
pursuant to
504 private
placement  450,000     450    157,050  21,000                          178,500


  The accompanying notes are an integral part of these financial statements.



                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                Statements of Changes in Stockholders' Equity


                                                        (Deficit)
                                                       Accumulated
           Common Stock   Additional                      During      Total
        ------------------ Paid-in  Subscrip. Deferred Development Stockholders
          Shares   Amount  Capital    Payable Compensation  Stage     Equity
        ---------- ------- ---------- ------- --------  -----------  ---------

September 22,
2003
Warrants
issued                        132,600                                  132,600

September
22, 2003
Shares issued
for settlement
of lawsuit  10,000      10      3,490                                    3,500

Adjustment in
allocation
error      138,727     139          -                                      139

Net (loss)
For the year
ended
September 30,
2003                                                       (967,594)  (967,594)
        ---------- ------- ---------- ------- --------  ------------ ----------

Balance,
September 30,
2003    16,538,727 $16,539 $2,388,493 $21,000 (629,778) $(1,988,227) $(191,973)
        ========== ======= ========== ======= ========= ============ ==========


  The accompanying notes are an integral part of these financial statements.

                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                           Statements of Cash Flows



Statements of Cash Flows

                                     For the years ended
                                        September 30,       September 14, 2001
                                  ------------------------    (Inception) to
                                      2003         2002     September 30, 2003
                                  -----------  -----------  ------------------
Cash flows from operating activities
Net (loss)                        $  (967,594) $  (998,091) $       (1,988,227)
Depreciation and amortization
  expense                             125,723       37,827             188,408
Shares issued for services          1,005,936      749,700           1,834,255
Warrants issued                       132,600            -             132,600
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities:
   Loss from settlement of lawsuit      3,500            -               3,500
   Increase in security deposit        25,000            -              (5,000)
   (Decrease) in deferred lease
     acquisition costs                (49,712)           -             (16,572)
   Decrease in cash overdraft            (218)         129                (218)
   (Increase) in deferred
     compensation                    (629,778)           -            (629,778)
   Increase in subscriptions
     payable                           21,000            -              21,000
   Increase in accrued expense        123,053      171,102             123,053
                                  -----------  -----------  ------------------
Net cash (used) by operating
  activities                         (210,490)     (39,333)           (336,979)
                                  ------------ ------------ -------------------

Cash flows from financing activities
Proceeds from stock issuance          178,500            -             178,500
Proceeds from notes payable            31,990       39,333             158,479
                                  -----------  -----------  ------------------
Net cash provided by financing
  activities                          210,490       39,333             336,979
                                  -----------  -----------  ------------------

Net increase in cash                        -            -                   -
Cash - beginning                            -            -                   -
                                  -----------  -----------  ------------------
Cash - ending                     $         -  $         -  $                -
                                  ===========  ===========  ==================


Supplemental disclosures:
   Interest paid                  $         -  $         -  $                -
                                  ===========  ===========  ==================
   Income taxes paid              $         -  $         -  $                -
                                  ===========  ===========  ==================

Non-cash investing and financing activities:
   Shares issued for
     services provided            $ 1,005,936  $   749,700  $        1,834,255
                                  ===========  ===========  ==================
   Number of shares issued
     for services                   2,000,000      607,515           3,408,515
                                  ===========  ===========  ==================

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         Notes to Financial Statements


Note 1 - Significant accounting policies and procedures

Organization
------------

The Company is currently a development stage company under the provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 7. The Company was incorporated under the laws of the State of Nevada on September 4, 2001. The Company will be a provider of a line of safety and security laminated film products. A major focus will be the automated lamination of the Company's safety and security and security product line directly to regular glass plate. The Company's offices and production facilities are located in Las Vegas, Nevada. It will offer its products its products through a nationwide dealer network.

Estimates
---------

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

Cash and cash equivalents
-------------------------

The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Property, plant and equipment
-----------------------------

Property, plant and equipment are stated at the lower of cost or estimated net recoverable amount. The cost of property, plant and equipment is depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based on the following life expectancy:

                Computer equipment               5 years
                Vehicles                         5 years
                Office furniture and fixtures    7 years
                Buildings                       55 years

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the costs and related accumulated depreciation and amortization are eliminated and any resulting gain or loss is reflected in operations.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         Notes to Financial Statements


Revenue recognition
-------------------

The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
---------------------------------------------

Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. The Company had no dilutive common stock equivalents, such as stock options or warrants as of September 30, 2003.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the period ended September 30, 2003.

Research and Development Costs
------------------------------

Research and development costs are charged to expense when incurred rather than recorded as inventory, component of overhead, or otherwise capitalized. Depreciation expense related to such capitalized costs should be considered research and development costs.

Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2003.
The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         Notes to Financial Statements


Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at September 30, 2003.

Segment reporting
-----------------

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Stock-Based Compensation:
-------------------------

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Income taxes
------------

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         Notes to Financial Statements


Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements
---------------------

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The provisions of SFAS No. 146 will be adopted for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 is not expected to have a material impact on the company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others", an interpretation of FIN No. 5, 57 and 107, and rescission of FIN No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         Notes to Financial Statements


a prospective basis to guarantees issued or modified after December 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The company believes that the adoption of such interpretation will not have a material impact on its financial position or results of operations and will adopt such interpretation during fiscal year 2003, as required.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that companies are not required to consolidate but in which a company has a significant variable interest. The consolidation requirements of FIN No. 46 will apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements will apply to entities established prior to January 31, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements will apply in all financial statements issued after January 31, 2003. The company will begin to adopt the provisions of FIN No. 46 during the first quarter of fiscal 2003.

Year end
--------

The Company has adopted September 30 as its fiscal year end.

Note 2 - Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,988,227 for the period from inception to September 30, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         Notes to Financial Statements


Note 4 - Fixed assets

Fixed assets consist of the following:

                               September 30, 2003   September 30, 2002
                               ------------------   ------------------

Machinery equipment                       136,450              136,450
Furniture and fixtures                    183,960              183,960
Miscellaneous equipment                     1,769                    0
                               ------------------   ------------------

                                          322,179              320,410
Less accumulated depreciation             (26,295)                   0
                               ------------------   ------------------


Total                          $          295,884   $          320,410

Depreciation expense totaled $26,295 and $0 for the years ended September 30, 2003 and 2002, respectively.

Note 5 - Notes payable

The Company has received advances from an individual in the amount of $10,000. Due to the aging of the note, the individual threatened the Company for a lawsuit. In September 2003, the Company reached an oral agreement with the individual to issue 10,000 shares of restricted common stocks to settle the lawsuit. The Company recorded the market value of the shares for $3,500 as loss on settlement of lawsuit. On September 22, 2003, the Company paid her $2,000 in cash and the remaining balance will remain outstanding.

Note 6 - Income taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         Notes to Financial Statements



The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

          U.S federal statutory rate            (34.0%)

          Valuation reserve                      34.0%
                                                -------


          Total                                     -%
                                                =======


As of September 30, 2003, the Company has a net operating loss carry forward of approximately $1,988,227 for tax purposes, which will be available to offset future taxable income. If not used, this carry forward will expire in 2023.

Note 7 - Stockholders' equity

In November 2002, the Company issued 500,000 shares of its common stock for services provided. The Company recorded the market value of the shares at $15,000.

In January 2003, the Company reached an agreement with a consulting firm to cancel 900,000 shares of the formerly issued shares for the future services. The Company agreed to pay the consulting firm for his continued services on a cash basis. Such certificate was cancelled on January 14, 2003.

In March 2003, the Company entered into two consulting agreements with two unrelated companies for the services of corporate public relations for an eighteen-month period. A total of 1,000,000 shares of the Company's common stock were issued and recorded as deferred compensation value of $550,000, based on the market value of the shares issued on the day of issuance. The stated shares were issued on March 12, 2003. The Company amortized to consulting expense $226,111 for the year ended September 30, 2003.

In March 2003, the Company entered into a consulting agreement with an individual to assist it in preparing and drafting company documents for a twelve-month period. A total of 500,000 shares of the Company's common stock were issued and recorded as deferred compensation value of $220,000, based on the market value of the shares issued on the date of issuance. The stated shares were issued on March 31, 2003. Subsequent to the date of such issuance of these shares, the Company and the consultant reached a mutually agreeable understanding to return 400,000 of the 500,000 shares to the Company and the Company agreed to pay the consultant for his continued services on a cash basis. Such certificate representing 400,000 shares has been cancelled on May 5, 2003. A total of $22,000 was amortized to consulting expense during the year ended September 30, 2003.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         Notes to Financial Statements


In May 2003, the Company entered into a consulting agreement with a company to provide consulting services for an eighteen-month period. A total of 500,000 shares of the Company's common stock were issued and recorded as deferred compensation of $365,000, based on the market value of the shares issued on the date of issuance. The Company amortized to consulting expense $81,111 for the year ended September 30, 2003.

In September 2003, the Company issued 450,000 shares of its $.001 par value common stock pursuant to Regulation D, Rule 506 of the Securities Act of 1933. The Company received the total proceeds of $178,500 from the public offering, including $21,000 for stocks subscribed but not yet issued. The shares were subsequently issued in October 2003.

In September 2003, the Company issued 10,000 shares of its $.001 par value common stock valued at $3,500 to an individual for the settlement of a lawsuit.

There have been no other issuances of common stock.

Note 8 - Related party transactions

During the years, the Company incurred a total of $326,143 of accounts payable for consulting services provided by a current shareholder. As of September 30, 2003, the full amount is overdue for more than 90 days and the consulting firm is willing to wait until the Company is profitable to begin the payment.

On April 1, 2003, the Company reached an agreement with the president of the Company to pay a token salary of $60,000 annually. As of September 30, 2003, the Company accrued $30,000 as wages payable.

On April 1, 2003, the Company reached an agreement with the CFO of the Company to pay a token salary of $30,000 annually. As of September 30, 2003, the Company accrued $15,000 as wages payable.

As of September 30, 2003, the president of the Company advanced a total of $31,970 to the Company for various expenses. This amount is recorded as notes payable to related party and it is due upon demand.

Note 9 - Mandatorily redeemable preferred stock

On June 30, 2002, the Company designated the initial series of preferred stock as non-voting 2002 Series A Preferred Stock ("Series A Preferred Stock"). The number of shares issued was 100,000. The Series A Preferred Stock will be entitled to a dividend equal to Prime Interest Rate plus 2% per year on its redemption value, payable quarterly.

On June 30, 2002, certain noteholders converted debt aggregating $73,455 into $73,455 shares of Series A Preferred Stock. Accrued interest on the converted debt has been forgiven. As of September 30, 2003, no shares were redeemed.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         Notes to Financial Statements


Note 10 - Warrants and options

On September 22, 2003, the Company completed its private placement memorandum and issued a total of 510,000 shares of its $0.001 par value common stock and 255,000 warrants. For every two shares of common stock purchased in the offering the investors received one warrant to purchase one share of the Company's $0.001 par value common stock. Each warrant has an exercise price of $1 per share and is exercisable at any time for a period of one year. The Company may call the warrant, in whole or in part, at a price of $2 per share provided the closing bid price exceeds $2 per share for ten consecutive trading days.

As of September 30, 2003, outstanding warrants to acquire shares of common stock on a one-for-one basis totaled 255,000.

The following is a summary of activity of outstanding warrants:

                                                    Weighted
                                                    Average
                                    Number          Exercise
                                 Of Warrants        Price
                                 -----------        --------
Balance, September 30, 2002                -        $   -

Warrants granted                     255,000         1.00
Warrants exercised                         -         1.00
Warrants forfeited/expired                 -         1.00
                                     -------         ----


Balance, September 30, 2003          255,000        $1.00
                                     =======        =====


Exercisable, September 30, 2003      255,000        $1.00
                                     =======        =====

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         Notes to Financial Statements


The following is a summary of information about the warrants outstanding at September 30, 2003

                                                  Shares Underlying
     Shares Underlying Warrants Outstanding      Warrants Exercisable
------------------------------------------------ --------------------

                             Weighted
                  Shares      Average   Weighted   Shares    Weighted
                Underlying   Remaining  Average  Underlying  Average

   Range of      Warrants   Contractual Exercise  Warrants   Exercise
Exercise Prices Outstanding    Life      Price   Exercisable   Price
--------------- ----------- ----------- -------- ----------- --------

$          1.00     255,000    1 year   $   1.00     255,000 $   1.00


Pro forma information regarding net income and net income per share, as disclosed in Note 1, has been determined as if the Company had accounted for its employee stock-based compensation plans and other warrants under the fair value method of SFAS No. 123. The fair value of each warrant grant are estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions used for grants:


                                       2003
                                      ------


Average risk-free interest rates       5.05%
Average expected life (in years)          1
Volatility                              246%

The Black-Scholes valuation model was developed for use in estimating the fair value of short-term traded warrants that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company's warrants have characteristics significantly different from those of traded warrants and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its warrants. During 2003, there were no warrants granted with an exercise price below the fair value of the underlying stock at the grant date.

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during 2003 was approximately $0.52 per warrant. As of September 30, 2003, the Company recorded compensation expense for $132,600.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 18, 2002, the Company filed a Current Report on Form 8-K with the United Stated Securities and Exchange Commission, in which the Company stated in Item 4 "Changes in Registrant's Certifying Account."

On February 19, 2003, the Company filed a Current Report on Form 8-K with the United Stated Securities and Exchange Commission, in which the Company stated in Item 4 "Changes in Registrant's Certifying Account."


ITEM 8A. CONTROLS AND PROCEDURES

As of September 30, 2003, Absolute Glass Protection, Inc. carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Principal Officer and Chief Financial Officer. Based upon that evaluation, our Chief Principal Officer and Chief Financial Officer concluded that Absolute Glass Protection, Inc.'s disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


A. The names, ages and positions of the Company's directors and executive officers are as follows:


Name                         Age           Position
------------                 ---      -------------------------------
John Dean Harper             41          President, Treasurer, Director
Christopher Stevens          33          Secretary/Executive VP
Michael I. Kling,            41          VP/CFO


All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our board.


Biographies
-----------

The following are brief biographies of the officers and directors:


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

Previous Experience:

  Dates                       Name of Company                   Job Title
------------        ------------------------------------        --------------
1984-1986           Lazarus Dept. Store (Columbus, Ohio)        Asst. Buyer
1986-1989           Univ. of Cincinnati, College of Law         Law Student
1989-1991           Schottenstein, Zox and Dunn                 Assoc. Atty.
1991-1995           Redmon & Harper                             Partner
1996-1998           Gugino & Schwartz                           Assoc. Atty.
1999-2002           Starbase-1 Coffee Co. Ltd.                  President
2000-2002           Lock-Gun.com                                President
1996-Present        John Dean Harper, Attorney at Law
1996-Present        Las Vegas Police Protective Assoc.          Chief General
                                                                Counsel
1996-Present        Nevada Conference of Police and Sheriffs    General Counsel
1999-Present        Injured Police Officers Fund                General Counsel
2001-Present        Absolute Glass Protection, Inc.            President,
                                                                Treasurer,
                                                                Director


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

1991 - Graduated from Michigan State University
Major - International Studies
Minor - Asian Studies

1991-91- Hotel New Otani Osaka, Japan, Manager, International Sales

1992-94- Detroit Center Tool, Inc. Director of Asia-Pacific Business Development Osaka, Japan

1995-98- ITOCHU International, Inc. Detroit, MI Tokyo, Japan
Manager, Business Development Automotive Division

1998-Present - CPS International, International Marketing Consultancy

2002-Present - Absolute Glass Protection, Inc., Secretary/Executive Vice President of Business Development.

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

Previous Experience:

   Dates                      Name of Company                    Job Title
   -----                      ---------------                    ---------
1986-1989          Arthur Young                                Staff Account
1989-1992          Ohio State Univ., College of Law            Law Student
1992-1993          Wayne St. Univ. Law School                  Obtained LL.M.
1993-1996          Cunningham, Davison, Beeby, Rogers          Assoc. Atty.
                   & Alward
1996-1999          Jeffrey L. Burr & Assoc.                    Assoc. Atty.
1999-2000          Delloitte & Touche                          Senior Mgr.
2000-2001          Kummer, Kaempfer, Bonner & Renshaw Assoc.   Head of Tax
                                                                      Dept.
2001-Present       Law Offices of Michael I. Kling             Owner
2001-Present       Get Outdoors II, LLC                        Member/Manager
2001-Present       Get Outdoors III, LLC                       Member/Manager
2001-Present       R M Holdings, LLC                           Member/Manager
2002-Present       Absolute Glass Protection, Inc.             VP, CFO



B. The information from the definitive proxy statement for the 2003 annual meeting of stockholders under the caption "Election of Directors: Executive Officers, Directors and Nominees" and "Compliance with Section 16(a) of the Exchange Act" is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

Remuneration of Directors and Executive Officers

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended September 30, 2003.


SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                              Other Annual
Principal Position      Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
John Dean Harper
Chairman,
President               2002     -0-            -0-           -0-
                        2003     60,000(1)
-------------------------------------------------------------------------------
Michael I. Kling
CFO                     2002     -0-            -0-           -0-
                        2003     30,000(1)
-------------------------------------------------------------------------------
Christopher R. Stevens  2002     -0-            -0-           -0-
VP/Corporate Secretary  2003     -0-            -0-           -0-


(1)  Compensation started as of April 1, 2003.

Long Term Compensation Table


                              2004 Performance Award Plan
                              ---------------------------

                                              Number of        Number of Shares
                               Dollar         Restricted       Underlying
Name and Position            Value ($)(1)     Shares           Stock Options
-------------------------------------------------------------------------------
John Dean Harper (2)
Chairman, President          $ 3,150,000      3,500,000 (3)    Not applicable

Michael I. Kling (3)
Chief Financial Officer          225,000        250,000        Not applicable

Christopher R. Stevens
VP/Corporate Secretary           90,000         100,000        Not applicable
                            -------------------------------------------------
Executive Group (3 persons) $ 3,465,000       1,850,000        Not applicable

Non-Executive Director
   Group (no persons)        Not applicable   Not applicable   Not applicable

Non-Executive Officer
   Employee Group
   (no persons)              Not applicable   Not applicable   Not applicable
--------------------------------------------------------------------------------

(1) The dollar value of the grants of stock to be made under the plan has been approved by stockholders at the Company's annual shareholder meeting.

(2) Mr. Harper, will receive 1,500,000 restricted shares and additional restricted shares upon achievement of the following performance criteria: a) the issuance of 1,000,000 shares for the start-up and significant sales of an International Division and/or subsidiary for the promotion of the Company's products, dealerships, and services; and, b) the issuance of 1,000,000 shares if the Company's market cap exceeds $20 million for a period of 30 consecutive days. Additionally, as of April 1, 2003, Mr. Harper is entitled to receive an annual compensation of $60,000 per year.

(3) Mr. Kling, as of April 1, 2003, is entitled to receive an annual compensation of $30,000 per year.

Compensation of Directors
-------------------------

There were no arrangements pursuant to which any director of the Company was compensated for the period from November 12, 1999 (date of inception) to September 30, 2003 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of September 30, 2003, by each person known by Absolute Glass Protection, Inc., to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.

                                                   Amount
Title     Name and Address                         of shares             Percent
of        of Beneficial                            held by    Date        of
Class     Owner of Shares          Position        Owner      Purchased   Class
--------------------------------------------------------------------------------

Common    John Dean Harper(1)    President/Director  516,364  7/25/02      5.3%
                                                     339,963  7/30/02

Common    Christopher Stevens(2) Secretary              -0-      N/A       0.0%

Common    Michael I. Kling(3)    CFO                  339,963  7/25/02     2.1%
Common    Thunder Box Limited(4) Shareholder        3,203,696  7/26/02    19.9%
-------------------------------------------------------------------------------
Totals:                                             4,399,986             27.3%

All Executive Officers and
Directors as a Group (3 persons)                    1,196,290              7.4%

The percentages listed in the Percent of Class column are based upon 16,078,727 outstanding shares of Common Stock, which will be the number of outstanding shares of Common Stock as of the effective date.


(1)  John Dean Harper, 3140 Venture Drive, Las Vegas, NV  89101.
(2)  Christopher Stevens, 3140 Venture Drive, Las Vegas, NV  89101.
(3)  Michael I. Kling, 3140 Venture Drive, Las Vegas, NV  89101.
(4) Thunder Box Limited, a Vanuatu corporation, PFK House, Lini Highway, P.O. Box 211, Port Vila, Vanuatu, beneficially owned by Thunder Box Limited, Alexander Gilliland, President and Director.

Persons Sharing Ownership of Control of Shares

The following own or share the power to vote five percent (5%) or more of the Company's securities: John Dean Harper and Thunder Box Limited.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

As of September 30, 2003, outstanding warrants to acquire shares of common stock on a one-for-one basis totaled 255,000.

The following is a summary of activity of outstanding warrants:

                                                    Weighted
                                                    Average
                                    Number          Exercise
                                 Of Warrants        Price
                                 -----------        --------
Balance, September 30, 2002                -        $   -

Warrants granted                     255,000         1.00
Warrants exercised                         -         1.00
Warrants forfeited/expired                 -         1.00
                                     -------         ----


Balance, September 30, 2003          255,000        $1.00
                                     =======        =====


Exercisable, September 30, 2003      255,000        $1.00
                                     =======        =====


E.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of Beckstead & Watts, LLP, Certified Public Accountants, to perform audited financials for the Company. Beckstead & Watts, LLP own no stock in the Company. The company has no formal contracts with its accountant, they are paid on a fee for service basis.

As of September 30, 2003, the president of the Company advanced a total of $31,970 to the Company for various expenses. This amount is recorded in the financial footnotes as notes payable to related party and it is due upon demand.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

Description of Exhibits
-----------------------

Exhibit Number           Description
--------------           -----------

       3.3               Amended Articles of Incorporation

      10.1               Material Contract (Employment Agreement)

      10.2               Material Contract (Employment Agreement)

      10.3               Material Contract (Employment Agreement)

      31.1 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      31.2               Certification  of Chief Financial  Officer  Pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      32 Certification of Chief Financial Office and Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


REPORTS ON FORM 8-K

The Company filed a Current Report dated February 19, 2003, pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting."

The Company filed a Current Report dated March 7, 2003, pursuant to Item 5 ("Other Events"), in which the Company changed the end of its corporate name from Benchmark Technology Corporation to Absolute Glass Protection, Inc.

The Company filed a Current Report dated June 20, 2003, pursuant to Item 5 ("Other Events"), in which the Company changed its corporate address and and initiated a private placement offering to further capitalize the Company.

                               SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Absolute Glass Protection, Inc.
                                    --------------------------------
                                           (Registrant)

Dated:  January 14, 2004

By: /s/ John Dean Harper
----------------------------
        John Dean Harper
        President
        Treasurer and Director

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Absolute Glass Protection, Inc.
                                     --------------------------------
                                              (Registrant)

Dated:  January 14, 2004

By: /s/ Christopher Stevens
---------------------------
        Christopher Stevens
        Secretary