Form 10QSB
period 2003-12-31
ABSOLUTE GLASS PROTECTION INC
filed 2004-02-20
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 2003
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 18,468,727 shares of common stock issued and outstanding as of December 31, 2003. The Registrant has 5,000,000 shares of preferred stock, par value $0.001, authorized and 73,455 shares of Series A Preferred Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheet (unaudited) ...........................   3
          Statements of Operations (unaudited).................   4
          Statements of Cash Flows (unaudited).................  5-6
          Notes to Financial Statements........................  7-11

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................  12

Item 3.   Controls and Procedures..............................  17

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  18

Item 2.   Changes in Securities and Use of Proceeds............  18

Item 3.   Defaults upon Senior Securities......................  18

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  18

Item 5.   Other Information....................................  18

Item 6.   Exhibits and Reports on Form 8-K.....................  18

Signatures.....................................................  19

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                       Absolute Glass Protection, Inc.
                        (a Development Stage Company)
                               Balance Sheets
                                 (Unaudited)


Balance Sheets
                                                                 December 31,
                                                                     2003
                                                                 ------------
Assets

Current assets:
   Cash                                                          $     5,459
                                                                 -----------
     Total current assets                                                  -
Fixed assets, net                                                    257,994
                                                                 -----------
                                                                     263,453

Other assets
   Security deposit                                                    5,000
   Deferred lease acquisition costs, net                                   -
                                                                 -----------
                                                                       5,000
                                                                 -----------
                                                                 $   268,453
                                                                 ===========

Liabilities and Stockholder's Equity

Current liabilities:
   Accounts payable to related party                                 359,853
   Wages payable                                                      67,500
   Customer deposits                                                  27,500
                                                                 ------------
     Total current liabilities                                       454,853
                                                                 ------------
Notes payable to related party                                        38,578
Notes payable                                                          8,000
                                                                 ------------
   Total liabilities                                                 501,431
                                                                 ------------
Mandatorily redeemable preferred stock                                73,455
                                                                 ------------

Stockholder's equity:

Common stock, $0.001 par value, 20,000,000 shares authorized,
   18,468,727 shares issued and outstanding as of 12/31/03            18,469
Additional paid-in capital                                         2,962,563
Deferred compensation                                               (469,611)
(Deficit) accumulated during development stage                    (2,817,854)
                                                                 ------------
                                                                    (306,433)
                                                                 ------------

                                                                 $   268,453
                                                                 ============

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                            Statements of Operations
                                 (Unaudited)


Statements of Operations


                               For the three months ended
                                       December 31,        September 14, 2001
                               --------------------------    (Inception) to
                                   2003          2002      December 31, 2003
                               ------------  ------------  ------------------

Revenue                        $         -   $         -   $               -
                               ------------  ------------  ------------------

Expenses:
 General and administrative
  expenses                         598,379        66,384           1,889,889
 Depreciation and amortization      32,680        12,429             158,403
 Consulting expenses                38,401             -             473,295
 Compensation expense              160,167             -             292,767
                               ------------  ------------  ------------------
   Total expenses                  829,627        78,813           2,814,354
                               ------------  ------------  ------------------

Other loss:
 Loss on settlement of lawsuit           -             -               3,500
                               ------------  ------------  ------------------
                                         -             -               3,500
                               ------------  ------------  ------------------

Net (loss)                     $  (829,627)  $   (78,813)  $      (2,817,854)
                               ============  ============  ==================

Weighted average number of
common shares outstanding -
 basic and fully diluted        16,106,918    14,990,000
                               ============  ============

Net (loss) per share - basic
 & fully diluted               $     (0.05)  $     (0.01)
                               ============  ============

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)



Statements of Cash Flows
                               For the three months ended
                                       December 31,        September 14, 2001
                               --------------------------    (Inception) to
                                   2003          2002      December 31, 2003
                               ------------  ------------  ------------------
Cash flows from operating activities
Net (loss)                        (829,627)      (78,813)         (2,817,854)
Depreciation and amortization
  expense                           32,680        12,429             158,403
Loss from settlement of lawsuit          -             -               3,500
Shares issued for services               -        15,000           1,804,689
Shares issued for wages            555,000             -             555,000
Warrants issued                          -             -             132,600
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
   (Increase) in security
     deposit                             -             -              (5,000)
   Increase in accounts
     payable                        33,710             -             359,853
   Increase in wages payable        22,500             -              67,500
   Increase in customer deposits    27,500             -              27,500
   Increase (decrease) in
     accrued expense                (8,648)       49,948                   -
                               ------------  ------------  -----------------
Net cash (used) by operating
  activities                        (1,436)      286,191            (166,885)
                               ------------  ------------  ------------------
Cash flows from financing activities
Cash overdraft                         110           (55)                  -
Proceeds from stock issuance             -             -             178,500
Deferred compensation              160,167                          (629,778)
Proceeds from notes payable to
  related parties                    6,608         1,491             165,087
                               ------------  ------------  ------------------
Net cash provided by financing
  activities                       166,885         1,436            (286,191)
                               ------------  ------------  ------------------
Net increase in cash                     -             -                   -
Cash - beginning                         -             -                   -
                               ------------  ------------  ------------------
Cash - ending                  $         -   $         -   $               -
                               ============  ============  ==================





                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)


Supplemental disclosures:
   Interest paid               $         -   $         -   $               -
                               ============  ============  ==================
   Income taxes paid           $         -   $         -   $               -
                               ============  ============  ==================

Non-cash investing and financing
 activities:
   Shares issued for
     services provided         $         -   $    15,000   $       1,804,689
                               ============  ============  ==================
   Number of shares issued
     for services                        -       500,000           3,408,515
                               ============  ============  ==================
   Shares issued for wages     $   555,000   $         -   $         555,000
                               ============  ============  ==================
   Number of shares issued
     for wages                   1,850,000             -           1,850,000
                               ============  ============  ==================

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                                     Notes


Note 1 - Basis of Presentation

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2003 and notes thereto included in the Company's 10-KSB annual report.

Results of operations for the interim periods are not indicative of annual results.


Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at Dec. 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $2,817,854 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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


Note 4 - Stockholders equity and deferred compensation

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

Note 5 - Stockholders equity and deferred compensation

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

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                                     Notes


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


Note 6 - Related party transactions

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

Note 7 - Mandatorily redeemable preferred stock

On June 30, 2002, the Company designated the initial series of preferred stock as non-voting 2002 Series A Preferred Stock ("Series A Preferred Stock"). The number of shares issued was 100,000. The Series A Preferred Stock will be entitled to a dividend equal to Prime Interest Rate plus 2% per year on its redemption value, payable quarterly.

On June 30, 2002, certain noteholders converted debt aggregating $73,455 into $73,455 shares of Series A Preferred Stock. Accrued interest on the converted debt has been forgiven. As of December 31, 2003, no shares were redeemed.

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                                     Notes


Note 8 - Warrants and options

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

As of December 31, 2003, outstanding warrants to acquire shares of common stock on a one-for-one basis totaled 255,000.

The following is a summary of activity of outstanding warrants:

                                                    Weighted
                                                    Average
                                    Number          Exercise
                                 Of Warrants        Price
                                 -----------        --------
Balance, September 30, 2002                -        $   -

Warrants granted                     255,000         1.00
Warrants exercised                         -         1.00
Warrants forfeited/expired                 -         1.00
                                     -------         ----


Balance, September 30, 2003          255,000        $1.00
                                     =======        =====


Exercisable, September 30, 2003      255,000        $1.00
                                     =======        =====

Balance, December 31, 2003           255,000        $1.00
                                     =======        =====


Exercisable, December 31, 2003       255,000        $1.00
                                     =======        =====

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                                     Notes


The following is a summary of information about the warrants outstanding at December 31, 2003

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

The weighted average fair value of warrants granted with exercise prices at the current fair value of the underlying stock during 2003 was approximately $0.52 per warrant. As of December 31, 2003, the Company recorded compensation expense for $160,167.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Absolute Glass Protection, Inc. ("ASLG" or "the Company"), is a development stage company which distributes a safety and security laminate that applies to window glass.

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

The Company's new website features video clips demonstrating the features of its product line and detailed information for uses of the Company's products in the glass safety and security arena. The Company's website can be accessed at: http://www.aslg4you.com.

The Company has achieved no revenues and no profitability to date. Since the Company's inception, it has experienced an accumulated deficit of $(2,817,854).


Results of Operations
---------------------

Since the Company's inception (September 14, 2001) through the period ending December 31, 2003, the Company has generated no revenues and a net loss of $(2,817,854). For its three month period ended December 31, 2003, the Company incurred a net loss of $(829,627) or $(0.05) per share as compared to a loss of $(78,813) or $(0.01) per share for the same period last year. This increase in net loss represented higher general and administrative expenses due to increased start-up fees, as the Company moved closer in preparing to launch its operations and completed its 8,000 square foot facility in Las Vegas, Nevada

Plan of Operations
------------------

Management does not believe the company will generate any significant profit in the near future, as developmental, building facilities and marketing costs will most likely exceed any anticipated revenues. The Company is identifying a customer base for the application and sale of its line of safety and security laminated film products.

Absolute Glass is setting up a dealer network to market, sell, distribute, install and represent the full line of Absolute Glass related products. A major focus of Absolute Glass will be the automated lamination of their safety and security film related product line directly to regular plate glass. Absolute Glass's acquired High-Tech Application Machinery is in place and ready to operate at Absolute Glass's new production facility in Las Vegas, Nevada.


Recent Events
-------------

On February 9, 2003, Absolute Glass announced that it has made arrangements for a dealership in the general area of Palm Springs, California and that it is finalizing negotiations for a dealership for the Riverside County California area. Completion of these arrangements will complement the Company's other California dealership in northern California.

On February 10, 2004--The Company announced that they are setting up a separate and international company to promote the Company's products internationally and assist in the sale of dealerships in the international marketplace. The international company will also assist in training and the distribution of the Absolute Glass Protection product line in foreign markets.

Management believes due to recent international interest in the Company's product line and the need for high level safety and security glass worldwide, timing for this opportunity should prove beneficial for Absolute Glass Protection, Inc. The new international company, Absolute Glass Protection International, Inc., plans to be operational within 45 days. Absolute Glass Protection, Inc. is currently in negotiations with a number of potential international dealerships.

On February 12, 2004--The Company announced that the development of a program whereby it will license its Automated Dry Lamination Process. This licensing program will enhance the Company's existing safety and security Automated Dry Lamination Equipment Division located at his headquarters in Las Vegas, Nevada. These new licensing arrangements will be separate from the Company's ongoing local dealership product sales and installation division.

The Company intends to offer an exclusive license for major market territories within the United States. Initially, the Company intends to enter into licensing arrangements for its unique safety and security Automated Dry Lamination Equipment process in California, Colorado, Texas, Georgia, Florida, the Midwest and the upper East Coast regions.


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

Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ASLG." A limited market exists for the trading of the Company's
common stock.   During the First Quarter ending December 31, 2003, there has been trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

The Company did not repurchase any of its shares during the first quarter of the fiscal year covered by this report.

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with first parties and present and former shareholders of the Company are routine and incidental.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   31.1       Certifications of the Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   31.2       Certifications of the Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   32.1       Certifications of Chief Executive Officer pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2       Certifications of Chief Financial Officer pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company did not file any Current Reports during the Quarter ended December 31, 2003.

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

Dated:  February 20, 2003

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