Form 10QSB
period 2004-03-31
ABSOLUTE GLASS PROTECTION INC
filed 2004-05-24
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2004
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 18,468,727 shares of common stock issued and outstanding as of March 31, 2004. The Registrant has 5,000,000 shares of preferred stock, par value $0.001, authorized and 73,455 shares of Series A Preferred Stock issued and outstanding.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements
          Balance Sheet (unaudited) ...........................   3
          Statements of Operations (unaudited).................   4
          Statements of Cash Flows (unaudited).................   5
          Notes to Financial Statements........................  6-7

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................   8

Item 3.   Controls and Procedures..............................  12

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  13

Item 2.   Changes in Securities and Use of Proceeds............  13

Item 3.   Defaults upon Senior Securities......................  13

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  13

Item 5.   Other Information....................................  13

Item 6.   Exhibits and Reports on Form 8-K.....................  13

Signatures.....................................................  14

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                       Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                                Balance Sheet


Balance Sheet

                                                                  (unaudited)
                                                                   March 31,
                                                                      2004
                                                                  -----------
Assets
Current assets:
   Cash                                                           $    10,630
Fixed assets, net                                                     241,884
                                                                  -----------
Other assets
   Security deposit                                                     5,000
                                                                  -----------

                                                                  $   257,514
                                                                  ===========

Liabilities and Stockholder's Equity

Current liabilities:
   Accrued expenses                                                    54,375
   Accounts payable to related party                                  359,852
   Wages Payable                                                       90,000
   Customer deposits                                                   56,900
                                                                  -----------
     Total current liabilities                                        561,127
                                                                  -----------

Notes payable to related party                                         47,085
Notes payable                                                           8,000
                                                                  -----------
     Total liabilities                                                616,212
                                                                  -----------

Mandatorily redeemable preferred stock                                 73,455
                                                                  -----------

Stockholder's equity:
   Common stock, $0.001 par value, 70,000,000 shares
     authorized, 18,468,727 shares issued
     and outstanding as of 3/31/04                                     18,469
   Additional paid-in capital                                       2,962,563
   Deferred Compensation                                             (309,444)
   Subscriptions payable                                                    -
   (Deficit) accumulated during development stage                  (3,103,741)
                                                                  ------------
                                                                     (423,153)
                                                                  -----------
                                                                  $   257,514
                                                                  ===========


  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                           Statements of Operations
                                  unaudited

Statements of Operations

             For the three months ended  For the six months ended  September 14,
                        March 31,                March 31,             2001
               ------------------------  ------------------------ (Inception) to
                   2004         2003        2004          2003    March 31, 2004
               -----------  -----------  -----------  -----------  -------------
Revenue        $         -  $         -  $         -  $         -  $          -
               -----------  -----------  -----------  -----------  ------------
Expenses:
 General and
  administrative
  expenses         109,611      67,877     707,990      146,690       1,999,500

  Depreciation &
   amortization     16,109           -      48,789            -         174,512

 Consulting
  expenses               -      47,777      38,401       47,777         473,295

 Compensation
  expense          160,167           -     320,334            -         452,934
               -----------  -----------  -----------  -----------   ------------
Total expenses     285,887     115,654   1,115,515      194,467       3,100,241
               -----------  -----------  -----------  -----------   ------------

Other loss:
  Loss on settlement
  of lawsuit             -            -          -             -          3,500
               -----------  -----------  -----------  -----------   ------------
                         -            -          -             -          3,500

               -----------  -----------  -----------  -----------   ------------
Net (loss)     $  (285,887) $ (115,654)  $(1,115,515)  $ (194,467)  $(3,103,741)
               ============ ============ ============  ===========  ============
Weighted average
 number of
 common shares
 outstanding-
 basic and fully
 diluted        18,468,727   15,840,000   17,503,727    15,240,000
               ===========   ==========   ==========    ==========
Net (loss) per
 share - basic
 and fully
 diluted       $    (0.02)   $   (0.01)   $   (0.06)    $   (0.01)
               ===========   ==========   ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                           Statements of Cash Flows
                                  unaudited

Statements of Cash Flows
                                         For the six months ended  September 14,
                                                 March 31,             2001
                                         ------------------------ (Inception) to
                                            2004          2003    March 31, 2004
                                         -----------  -----------  -------------
Cash flows from operating activities
Net (loss)                               $(1,115,515) $ (194,467)  $ (3,103,741)
Adjustments to reconcile net (loss) to
net cash (used) by operating activities:
Depreciation and amortization expense         48,790      24,858        174,512
Loss from settlement of lawsuit                    -           -          3,500
Stock-based compensation                     320,334      62,777      1,780,733
Shares issued for wages                      555,000           -        555,000
Warrants issued                                    -           -        132,600
Change in operating assets:
   (Increase) decrease in security deposit         -      25,000         (5,000)
   Decrease in deferred lease acquis. cost    16,520           -              -
   Increase in accounts payable               33,709           -        359,852
   Increase in wages payable                  45,000           -         90,000
   Increase in customer deposit               56,900           -         56,900
   Increase (decrease) in accrued expense     30,407      53,184         54,375
                                         -----------  -----------  ------------
Net cash (used) by operating activities       (8,855)    (28,648)        98,731
                                         -----------  -----------  ------------

Cash flows from financing activities
Cash overdraft                                 (110)         (54)             -
Proceeds from stock issuance                      -            -        178,500
Deferred compensation                             -            -       (309,444)
Proceeds from notes                               -             -         8,000
Proceeds from notes payable
             to related parties              19,595        28,702        34,843
                                         -----------  -----------  -------------
Net cash provided by financing activities    19,485        28,648       (88,101)
                                         -----------  -----------  -------------

Net increase in cash                         10,630            -         10,630
Cash - beginning                                  -            -              -
                                         -----------  -----------  ------------
Cash - ending                            $   10,630   $        -   $     10,630
                                         ===========  ===========  ============

Supplemental disclosures:
   Interest paid                         $         -  $         -  $          -
                                         ===========  ===========  ============
   Income taxes paid                     $         -  $         -  $          -
                                         ===========  ===========  ============

Non-cash investing and financing activities:

   Shares issued for services provided   $          - $    15,000  $  1,780,733
                                         ===========  ===========  ============
   Number of shares issued for services            -      500,000     3,408,515
                                         ===========  ===========  ============
   Shares issued for wages               $   555,000  $         -  $    555,000
                                         ===========  ===========  ============
   Number of shares issued for wages       1,850,000            -     1,850,000
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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3,103,741 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        ABSOLUTE GLASS PROTECTION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     Notes


NOTE 3 - FIXED ASSETS

The Company recorded depreciation expense totaling $32,217 and amortization expense totaling $16,572 during the six months ended March 31, 2004.


NOTE 4 - COMMITMENT AND CONTINGENCY

Rent expense totaled $28,512 for the six months ended March 31, 2004.



NOTE 5 - STOCKHOLDERS EQUITY AND DEFERRED COMPENSATION

The Company issued 1,850,000 shares of its $0.001 par value common stock for wages totaling $555,000 during the six months ended March 31, 2004.

The Company issued 80,000 shares of its $0.001 par value common stock to satisfy subscriptions payable totaling $21,000 during the six months ended March 31, 2004.

Amortization of deferred compensation to compensation expense totaled $320,334 for the six months ended March 31, 2004.

There were no other issuances of preferred or common stock or equivalents during the six months ended March 31, 2004.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Absolute Glass Protection, Inc. ("ASLG" or "the Company"), is a development stage company which distributes a safety and security laminate that applies to window glass.

The Company's product line offers a high-tech and high-performance micro-thin safety and security laminated film combination with options of single or multiple layers to meet the customers' protection requirements. Absolute Glass Protection has different product thicknesses which are designed to meet a variety of needs for glass protection. The Absolute Glass 4-mil, one-ply product is designed to provide minimal safety. Their 10-mil plus thickness and 14-mil plus thickness levels products are designed to provide a strong barrier for serious attacks and added protection when applied to regular one-
quarter inch plate glass.   The Company's 14-mil plus thickness, 3-ply
specialty laminates provide a bullet resistance when applied to certain types of regular plate or tempered glass.

The Company offers products that are clear, bronze, gray or silver in color with combinations of extremely high-end safety, security and solar control to ensure your privacy and protection. Its safety and security laminates hold broken glass together like an invisible glove. Absolute Glass specialty film laminates are also UV inhibitors and therefore offer high levels of UV protection.

The Automated Dry Lamination Equipment Division of Absolute Glass consists of six major components to complete the Automated Laminating Process. Although this specially designed equipment is extremely expensive, advanced, computerized and technical, the actual laminating process is really quite simple. The six specially designed and required equipment components for this division consist of (1) an automated glass washing machine; (2) a uniquely designed clean-room environment (to eliminate any dust particles in the air which could be caught or trapped between the glass and laminate surface when processing these two components); and, (3) the actual Lamination Machine. The clean-room environment encompasses a portion of the glass washing machinery, all of the automated laminating machinery and the automated conveyors used to convey the glass through the automated laminating machine itself.

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

The Company's website features video clips demonstrating the features of its product line and detailed information for uses of the Company's products in the glass safety and security arena. The Company's website can be accessed at: http://www.aslg4you.com.

The Company has achieved no revenues and no profitability to date. Since the Company's inception, it has experienced an accumulated deficit of $(3,103,741).


Results of Operations
---------------------

Since the Company's inception (September 14, 2001) through the period ending March 31, 2004, the Company has generated no revenues and a net loss of $(3,103,741). For its six month period ended March 31, 2004, the Company incurred a net loss of $(1,115,515) or $(0.06) per share as compared to a loss of $(194,467) or $(0.01) per share for the same period last year. This increase in net loss represented higher general and administrative expenses of $707,990 for the six month period ending March 31, 2004 versus $146,690 for the same period last year. This increase was due to the issuance of common shares for wages valued at $555,000.

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

The Company has initiated a program whereby it will license its Automated Dry Lamination Process. This licensing program will enhance the Company's existing safety and security Automated Dry Lamination Equipment Division located at his headquarters in Las Vegas, Nevada. These new licensing arrangements will be separate from the Company's ongoing local dealership product sales and installation division.

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

Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ASLG." A limited market exists for the trading of the Company's
common stock.   During the First Quarter ending March 31, 2004, there has
been trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2004, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   31.1       Certifications of the Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   31.2       Certifications of the Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   32.1       Certifications of Chief Executive Officer pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2       Certifications of Chief Financial Officer pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

The Company did not file any Current Reports during the Quarter ended March 31, 2004.

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

Dated:  May 24, 2004

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