Form 10QSB
period 2004-06-30
ABSOLUTE GLASS PROTECTION INC
filed 2004-08-20
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 18,943,727 shares of common stock issued and outstanding as of June 30, 2004. The Registrant has 5,000,000 shares of preferred stock, par value $0.001, authorized and 73,455 shares of Series A Preferred Stock issued and outstanding.

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

                      PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

                       Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                                Balance Sheet

Balance Sheet
                                                                  (unaudited)
                                                                    June 30,
                                                                      2004
                                                                  -----------
Assets
Current assets:
   Cash                                                           $       750
                                                                  -----------
     Total current assets                                                 750


Fixed assets, net                                                     225,776
Other assets
   Security deposit                                                     5,000
                                                                  -----------
     Total other assets                                                 5,000
                                                                  -----------
                                                                  $   231,526
                                                                  ===========

Liabilities and Stockholder's Equity

Current liabilities:
   Accounts payable - related party                                   359,852
   Accrued expenses                                                    75,524
   Accrued salaries - related party                                   112,500
   Customer deposits                                                   56,900
                                                                  -----------
     Total current liabilities                                        637,778
                                                                  -----------

Notes payable - related party                                          64,305
Notes payable                                                           8,000
                                                                  -----------
                                                                      710,083
                                                                  -----------
Stockholder's equity:
   Common stock, $0.001 par value, 70,000,000 shares
     authorized, 18,943,727 shares issued
     and outstanding as of 6/30/04                                     18,944
   Additional paid-in capital                                       3,171,292
   Deferred Compensation                                             (137,776)
   (Deficit) accumulated during development stage                  (3,531,016)
                                                                  ------------
                                                                     (478,556)
                                                                  ------------
                                                                  $   231,526
                                                                  ============


  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                           Statements of Operations
                                  unaudited

Statements of Operations

                 Three months ending       Nine months ending
                        June 30,                June 30,         Sept. 14, 2001
               ------------------------  ------------------------ (Inception) to
                   2004         2003        2004          2003    June 30, 2004
               -----------  -----------  -----------  -----------  -------------
Revenue        $         -  $         -  $         -  $         -  $          -
               -----------  -----------  -----------  -----------  ------------
Expenses:
 General and
  administrative
  expenses          22,749       30,227      730,739      176,917     2,022,249
  Depreciation &
   amortization     16,109           -        64,898            -       190,621
 Compensation
  expense          216,667           -       537,001            -       689,962
Consulting
  expenses         171,751     255,157       210,152      302,934       624,685
               -----------  -----------  -----------  -----------   ------------
Total expenses     427,275     285,384     1,542,789      479,851     3,531,016
               -----------  -----------  -----------  -----------   ------------
Other loss:
  Loss on settlement
  of lawsuit             -           -             -            -         3,500
               -----------  -----------  -----------  -----------   ------------
Net (loss)     $  (427,275) $ (285,384)  $(1,542,789) $  (479,851)  $(3,531,016)
               ============ ============ ============  ===========  ============
Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted        18,468,727   16,045,760   18,468,727    16,012,429
               ===========   ==========   ==========    ==========
Net (loss) per
 share - basic
 and fully
 diluted       $    (0.02)   $   (0.02)   $   (0.08)    $   (0.03)
               ===========   ==========   ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                  (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                           Statements of Cash Flows
                                  unaudited

Statements of Cash Flows
                                            Nine months ending     September 14,
                                                 June 30,             2001
                                         ------------------------ (Inception) to
                                            2004          2003    June 30, 2004
                                         -----------  -----------  -------------
Cash flows from operating activities
Net (loss)                               $(1,542,789) $ (479,851)  $ (3,531,016)
Depreciation and amortization expense         64,898      71,717        190,620
Loss from settlement of lawsuit                    -           -          3,500
Stock-based compensation                     472,683     255,777      1,933,245
Shares issued for wages                      555,000           -        555,000
Warrants issued                                    -           -        132,600
Adjustments to reconcile net (loss) to
  net cash (used) by operating activities:
  (Decrease) in security deposit                   -      25,000         (5,000)
  (Decrease) in deferred lease acquis. cost   16,572     (37,287)             -
   Increase in accounts payable               69,711        (179)       395,854
   Increase in wages payable                  67,500           -        112,500
   Increase in customer deposit               56,900           -         56,900
   Increase (decrease) in accrued expense     47,773     125,912         71,741
                                         -----------  -----------  ------------
Net cash (used) by operating activities     (191,752)    (38,911)       (84,056)
                                         -----------  -----------  ------------

Cash flows from financing activities
Proceeds from stock issuance                      -            -        178,500
Deferred compensation                       160,167            -       (149,277)
Proceeds from notes                               -             -         8,000
Proceeds from notes payable
             - related parties               32,335        38,911        47,583
                                         -----------  -----------  -------------
Net cash provided by financing activities   192,502        38,911        84,806
                                         -----------  -----------  -------------

Net increase in cash                            750             -           750
Cash - beginning                                  -             -             -
                                         -----------  -----------  ------------
Cash - ending                            $      750   $        -   $        750
                                         ===========  ===========  ============

Supplemental disclosures:
   Interest paid                         $         -  $         -  $          -
                                         ===========  ===========  ============
   Income taxes paid                     $         -  $         -  $          -
                                         ===========  ===========  ============

Non-cash investing and financing activities:

   Shares issued for services provided   $   320,334  $ 1,115,000  $  1,933,245
                                         ===========  ===========  ============
   Number of shares issued for services            -    2,000,000     3,408,515
                                         ===========  ===========  ============
   Shares cancelled                                       172,900       172,900
                                         ===========  ===========  ============
   Number of shares cancelled                           1,300,000     1,300,000
                                         ===========  ===========  ============
   Shares issued for wages               $   555,000  $         -  $    555,000
                                         ===========  ===========  ============
   Number of shares issued for wages       1,850,000            -     1,850,000
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3,531,016 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        ABSOLUTE GLASS PROTECTION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     Notes

Note 3 - Fixed assets

The Company recorded depreciation expense totaling $48,326 and amortization expense totaling $16,572 during the nine months ended June 30, 2004.

Note 4 - Commitment and contingency

Rent expense totaled $41,394 for the nine months ended June 30, 2004.

Note 5 - Stockholders equity and deferred compensation

The Company issued 1,850,000 shares of its $0.001 par value common stock for wages totaling $555,000 during the nine months ended June 30, 2004.

The Company issued 80,000 shares of its $0.001 par value common stock to satisfy subscriptions payable totaling $21,000 during the nine months ended June 30, 2004.

Amortization of deferred compensation to compensation expense totaled $469,501 for the nine months ended June 30, 2004.

There were no other issuances of preferred or common stock or equivalents during the nine months ended June 30, 2004.

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

The Automated Dry Lamination Equipment Division of Absolute Glass consists of nine major components to complete the Automated Laminating Process. Although this specially designed equipment is extremely expensive, advanced, computerized and technical, the actual laminating process is really quite simple. The nine specially designed and required equipment components for this division consist of (1) an automated glass washing machine; (2) a uniquely designed clean-room environment (to eliminate any dust particles in the air which could be caught or trapped between the glass and laminate surface when processing these two components); and, (3) the actual Lamination Machine. The clean-room environment encompasses a portion of the glass washing machinery, all of the automated laminating machinery and the automated conveyors used to convey the glass through the automated laminating machine itself.

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


Results of Operations
---------------------

Since the Company's inception (September 14, 2001) through the period ending June 30, 2004, the Company has generated no revenues and a net loss of $(3,531,016). For its nine month period ended June 30, 2004, the Company incurred a net loss of $(1,542,789) or $(0.08) per share as compared to a loss of $(478,851) or $(0.03) per share for the same period last year. This increase in net loss represented higher general and administrative expenses of $730,739 for the nine month period ending June 30, 2004 versus $176,917 for the same period last year and compensation expense of $537,001 versus no compensation expense for the same period last year.

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

Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ASLG." A limited market exists for the trading of the Company's
common stock.   During the Third Quarter ending June 30, 2004, there has
been trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2004, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   31.1       Certifications of the Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   31.2       Certifications of the Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   32.1       Certifications of Chief Executive Officer pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2       Certifications of Chief Financial Officer pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

The Company did not file any Current Reports during the Quarter ended June 30, 2004.

                                 SIGNATURES

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

Dated:  August 19, 2004

                                     By:   /s/ John Dean Harper
                                     ----------------------------------
                                               John Dean Harper
                                               Chairman and President


                                     By:   /s/ Michael I. Kling
                                     ----------------------------------
                                               Michael I. Kling
                                               Chief Financial Officer


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ John Dean Harper                  August 19, 2004
---------------------------------           ---------------
          John Dean Harper
          Chairman and President