Form 10KSB
period 2004-09-30
ABSOLUTE GLASS PROTECTION INC
filed 2005-01-18
CIK 1121793

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended September 30, 2004

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

The aggregate market value on December 31, 2004 of voting stock held by non-affiliates was $1,576,483.

As of December 31, 2004, the Registrant had outstanding 18,943,727 shares of common stock, par value $0.001.

Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS


ITEM NUMBER AND CAPTION

                                                                         PAGE
PART I

    Item 1.  Description of Business................................... ..3
    Item 2.  Description of Property.....................................12
    Item 3.  Legal Proceedings...........................................12
    Item 4.  Submission of Matters to a Vote of Security Holders.........13

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters....13
    Item 6.  Management's Discussion and Analysis or Plan of Operation...15
    Item 7.  Financial Statements........................................17
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure......................18
    Item 8A. Controls and Procedures.....................................18


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act.............................................19
    Item 10. Executive Compensation......................................21
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management...............................................24
    Item 12. Certain Relationships and Related Transactions..............25
    Item 13. Exhibits and Reports on Form 8-K............................26
    Item 14. Principal Accountant Fees and Services......................27


SIGNATURES   ............................................................28


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

These high-quality laminated films are tough, extremely durable and once applied to existing glass create a virtually penetration-resistant clear shield of safety and security protection. This combination offers the protection for government, commercial, residential and automotive glass available today. ASLG's safety and security film laminates will work as an integral element for safety and security requirements and also offers an extremely high tensile strength. Our laminates come in a wide variety of protection levels (thickness) and assorted tint options to meet our customer's diverse needs.

Absolute Glass Products Provide Protection Against or Resistance To:
--------------------------------------------------------------------
o Smash & Grab Situations
o Violent Crimes
o Personal Injury
o Flying Glass Fragments
o Violent Weather Conditions
o Ultraviolet Protection
o Asset Loss
o Car Jacking And Auto Theft
o Entrance Thru Glass Doors And Windows
o Bullets
o Material Objects
o Bombs And Explosions

The Company's personnel have completed and now offer new materials, brochures and videos for their products and dealer program. The Company's website is fully operational and offers video clips demonstrating the protection its various products provide. The Company's corporate office, production, distribution and training facility is located in Las Vegas, Nevada. The combination of these assets are the support system necessary to implement Absolute Glass's specially designed new Dealer.

Markets For The Absolute Glass Product Line
-------------------------------------------

Absolute Glass's laminates can be applied much more quickly and far more efficiently than by hand by utilizing Absolute Glass's specialty machinery and specially designed state of the art equipment. This process is known as the Automated Laminating Equipment Processing ("ALEP"). This equipment is owned by Absolute Glass and is in place at the Company's new Las Vegas facility.


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

Product Overview
----------------

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

Absolute Glass's different product thicknesses are designed to meet a variety of needs and requirements. Absolute Glass's 4-mil thickness product will provide minimal safety. At the 10-mil+ to 21-mil thickness levels, these products will provide a strong barrier against serious attacks and provide extreme bomb blast resistance and protection when applied to regular 1/4-inch plate glass. The Company's new 14, 18 and 21+ mil thickness laminates now provides an impressive bullet resistance when applied to certain types of regular plate or tempered glass.


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

(b)  Anticipated Losses for the Foreseeable Future

The Company has prepared audited financial statements as of September 30, 2004, reporting that the Company is in its developmental stages. Its ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient revenues or financing to continue its development and operational activities. It is important to note that even if the appropriate financing is received or the Company is able to generate additional revenues, there is no guarantee that the Company will ever be able to operate.

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

(f)  Possible Inability To Find Suitable Employees

The Company currently relies exclusively upon the services and expertise of John Dean Harper, and Michael I. Kling, its two officers and other marketing sales and support employees/consultants. To properly support the marketing, sales, general management, and specialty laminating functions of the Company, the Company will eventually need to hire additional staff.

No assurances can be given that the Company will be able to find suitable employees that can support the above needs of the Company or that these employees can be hired on terms favorable to the Company.


(i)  Expansion Plans May Prove Unworkable

Though the Company directed towards the plan stated above, there is no guarantee that it will in fact be able to achieve its goals. As it is still a small operation. The Company may not be able to grow to the next goal which would require a more sophisticated organization.

(j) Potential Difficulty Finding Distributors for its products

The ideas being developed to help others start their own dealerships for the Company's glass laminating products is in place. There are no guarantees that if the Company identifies Dealers for its products that they will be able to generate revenues anticipated by the Company.

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

(l)  Government Regulation.

Although the Company plans on obtaining all required federal and state permits, licenses, and bonds to operate its facilities, there can be no assurance that the Company's operation and profitability will not be subject to more restrictive regulation or increased taxation by federal, state, or local agencies.

(m)  Possible Liability For Service Provided.

There is no guarantee that the level of coverage secured by the Company will be adequate to protect the Company from risks associated with claims that exceed the level of coverage maintained. As a result of the Company's limited operations to date, no threatened or actual claims have been made upon the Company for service liability.

(n)  Risks Associated With New Campaigns And Attempts To Expand

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

(o)  Risks Associated With Acquisitions

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

3)  Plans for Expansion

Among other expansion strategies being considered, the Company intends to
open dealerships for its products distribution.   The Company seeks to
identify dealers to apply a similar enterprise in their own area, one that can be run efficiently and effectively by relative novices in the business field, if they, like the founders, have enough desire, motivation, talent and determination to succeed. This will also be useful in creating links with other similar and allied laminated glass customers around the country.

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

At this time there are no applicable patents, concessions, royalty agreements or labor contracts.

5)  Impact on Environmental Laws

As the Company is involved in laminating glass products, it does not expect to have any impact on environmental laws.

6)  Employees

The Company currently has employees, who also serve as officers of the Company. This includes: one President, and one CFO who are not related. Until the Company can grow and generate revenues, the Company does not plan on adding additional officers. The Company has added marketing, sales and support employees and consultants during 2004.

(i) The Company's performance is substantially dependent on the performance of its President, John Dean Harper, and its CFO, Michael I. Kling.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Registrant has its annual shareholder meeting on December 30, 2004. At the annual shareholder meetings, the shareholders approved:

1.  Election of one Director (John Dean Harper)
2.  Ratification of Beckstead and Watts, LLP as independent auditors



                                PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

On April 6, 2001, the Company's common stock was cleared for trading on the OTC Bulletin Board system. Its stock symbol is ASLG. For the year ended September 30, 2004, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board were $1.20 high bid, and $0.15 low bid. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

All shares of common stock outstanding may be sold without restriction, except 5,806,368 shares, which are restricted securities within the meaning of Rule 144 and cannot be sold without registration under the Securities Act of 1933 or in a transaction exempt from registration.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


CALENDAR QUARTER                             HIGH              LOW
--------------------------------             ----              ----
FISCAL 2003

Quarter ended December 31, 2002              $0.09             $0.04
Quarter ended March 31, 2003                 $0.64             $0.09
Quarter ended June 30, 2003                  $0.75             $0.42
Quarter ended September 30, 2003             $1.05             $0.47

FISCAL 2004

Quarter ended December 31, 2003              $0.22             $1.20
Quarter ended March 31, 2004                 $0.17             $0.59
Quarter ended June 30, 2004                  $0.16             $0.62
Quarter ended September 30, 2004             $0.15             $0.53

On December 30, 2004, the closing price per share of our common stock on the OTC Bulletin Board was $0.12 per share.

(a) On September 22, 2003, the Company completed its private placement memorandum and issued a total of 450,000 shares of its $0.001 par value common stock and 225,000 warrants. For every two shares of common stock purchased in the offering, the investor received one warrant to purchase one share of the Company's $0.001 par value common stock. Each warrant has an exercise price of $1 per share and is exercisable at any time for a period of one year.
The Company may call the warrant, in whole or in part, at a price of $2 per share provided the closing bid price exceeds $2 per share for ten consecutive trading days.

As of September 30, 2004 outstanding warrants to acquire shares of common stock on a one-for-one basis totaled $0.

The following is a summary of the activity of all outstanding warrants:

                                        Number of            Weighted Average
                                         Warrants              Exercise Price
Balance, September 30, 2003               225,000                 1.00

Warrants granted                              -0-                  -0-
Warrants exercised                            -0-                  -0-
Warrants forfeited/expired              (225,000)                 1.00
                                        ---------                 ----
Balance, September 30, 2004                   -0-                  -0-
                                        =========                 ====
Exercisable, September 30, 2004               -0-                  -0-
                                        =========                  ===


(b) The Company did not repurchase any of its shares during the fourth quarter of the fiscal year covered by this report.


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

(iii) Holders
-------------

The approximate number of holders of record of common stock as of September 30, 2004 was approximately seventy-five (75).

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

The Company has achieved no revenues and no profitability to date. Since the Company's inception, it has experienced an accumulated deficit of $(3,836,545).


Results of Operations
---------------------

Since the Company's inception, it has generated no revenues and a net loss of $(3,836,545). For its year ended September 30, 2004, the Company incurred a net loss of $(1,690,303) or $(.09) per share versus $(1,125,609) or $(0.07)
per share for the same period last year. This net loss represented $299,303 in general and administrative expenses and $785,204 in consulting expenses. The majority of the Company's expenses for the Fiscal Year 2004 included consulting expenses. Management does not believe the company will generate any significant profit in the near future, as developmental and marketing costs will most likely exceed any anticipated revenues.

At September 30, 2004, the Company had no cash and cash equivalents. To date, the Registrant shows negative cash flows. Management expects losses from operations and negative cash flow to continue for the foreseeable future. If the Company's revenues and spending levels are not adjusted accordingly, the Company may not generate sufficient revenues to achieve profitability. Even if profitability is achieved, the Registrant may not sustain or increase such profitability on a quarterly or annual basis in the future. The Registrant may need to raise additional funds in the future. There is no certainty that any additional financing will be available on terms favorable to the Company. If additional funds are raised by the issuance of equity securities, then existing shareholders may experience dilution of their ownership interest and such securities may have rights senior to those of the then existing holders of common stock. If additional funds are raised by the issuance of debt instruments, the Registrant may be subject to certain limitations on its operations. If adequate funds are not available or not available on acceptable terms, the Registrant may be unable to fund its operations, develop or enhance services, or respond to competitive pressures.

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

ITEM 7.  FINANCIAL STATEMENTS.


                                   CONTENTS



CONTENTS
                                                        PAGE
INDEPENDENT AUDITORS' REPORT                            F-1
BALANCE SHEETS                                          F-2
STATEMENTS OF OPERATIONS                                F-3
STATEMENT OF STOCKHOLDERS' EQUITY                       F-4-8
STATEMENTS OF CASH FLOWS                                F-9
NOTES TO FINANCIAL STATEMENTS                           F-10-19


Beckstead and Watts, LLP
----------------------------
Certified Public Accountants
                                                   2425 W Horizon Ridge Parkway
                                                            Henderson, NV 89052
                                                             702.257.1984 tel
                                                          702.362.0540 fax
        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
         --------------------------------------------------------------

We have audited the accompanying balance sheet of Absolute Glass Protection, Inc. (the "Company") (A Development Stage Company), as of September 30, 2004 the restated balance sheet as of September 30, 2003, and the related statement of operations, stockholders' equity, and cash flows for the year ended September 30, 2004 and the restated statement of operations, stockholders' equity, and cash flows for the year ended September 30, 2003, and for the restated period from September 14, 2001 (Date of Inception) to September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Glass Protection, Inc. (A Development Stage Company) as of September 30, 2004 the restated balance sheet as of September 30, 2003, and the related statement of operations, stockholders' equity, and cash flows for the year ended September 30, 2004 and the restated statement of operations, stockholders' equity, and cash flows for the year ended September 30, 2003, and for the restated period from September 14, 2001 (Date of Inception) to September 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Beckstead and Watts, LLP

Las Vegas, NV

January 14, 2005

                      Absolute Glass Protection, Inc.
                (Formerly Benchmark Technology Corporation)
                        (a Development Stage Company)
                               Balance Sheets

Balance Sheets
                                               September 30,     September 30,
                                                   2004               2003
                                               -------------     -------------
                                                                  (restated)
Assets

Current assets:
   Cash                                        $       325      $           -
                                               -----------      -------------
     Total current assets                              325                  -

Fixed assets, net                                                           -

Other assets
   Security deposit                                  5,000              5,000
   Deferred lease acquisition costs, net                 -             16,572
                                               -----------      -------------
                                                     5,000             21,572

                                               $     5,325      $      21,572
                                               ===========      =============

Liabilities and Stockholder's (Deficit)

Current liabilities:
   Cash overdraft                                        -                110
   Accrued expenses                                 75,868             24,751
   Accounts payable                                 25,388             51,857
   Accounts payable - related party                406,227            269,017
   Wages payable                                   135,000             45,000
   Notes payable                                     8,000              8,000
   Notes payable - related party                    75,905             31,970
   Deferred revenue                                 77,400                  -
   Mandatorily redeemable preferred stock           49,450             49,450
   Mandatorily redeemable preferred
        Stock - related party                       25,005             24,005
                                               -----------      -------------
     Total current liabilities                     877,244            504,160
                                               -----------      -------------

Stockholder's (deficit):

 Preferred stock, $0.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding
   as of 9/30/04 and 9/30/03                             -                  -
 Common stock, $0.001 par value,
   20,000,000 shares authorized,
   18,943,727 and 16,538,727
   shares issued and outstanding
   as of 9/30/04 and 9/30/03                        18,944             16,539
 Additional paid-in capital                      2,986,238          2,276,893
 Deferred compensation                             (40,556)          (629,778)
 (Deficit) accumulated during
      development stage                         (3,836,545)        (2,146,242)
                                               -----------      -------------
                                                  (871,918)          (482,588)
                                               -----------      -------------
                                               $     5,325      $      21,572
                                               ===========      =============


  The accompanying notes are an integral part of these financial statements.

                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                           Statements of Operations



Statements of Operations


                                     For the years ended
                                        September 30,       September 14, 2001
                                  ------------------------    (Inception) to
                                      2004        2003      September 30, 2004
                                  -----------  -----------  ------------------
                                               (restated)       (restated)
Revenue                           $         -  $         -  $                -
                                  -----------  -----------  ------------------
Expenses:
  General and administrative
    expenses                          299,303      317,113           1,586,793
  Depreciation and amortization        16,572       97,790             164,618
  Consulting expenses                 785,204      434,874           1,220,078
  Compensation expenses               589,223            -             589,223
  Loss on impairment                        -      272,332             272,332
                                  -----------  -----------  ------------------
   Total expenses                   1,690,303    1,122,109           3,833,045
                                  -----------  -----------  ------------------

Other loss:
  Loss on settlement of lawsuit             -        3,500               3,500
                                  -----------  -----------  ------------------
                                            -        3,500               3,500
                                  -----------  -----------  ------------------

Net (loss)                        $(1,690,303) $(1,125,609) $       (3,836,545)
                                  ============ ============ ===================

Weighted average number of
  common shares outstanding -
basic and fully diluted           18,318,316    16,106,918
                                  ===========  ===========

Net (loss) per share - basic &
  fully diluted                   $     (0.09) $     (0.07)
                                  ============ ============


  The accompanying notes are an integral part of these financial statements.

                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                Statements of Changes in Stockholders' Equity

Statements of Changes in Stockholders' Equity
                                                    (Deficit)
                                                   Accumulated
           Common Stock   Additional                 During        Total
        ------------------ Paid-in    Deferred     Development    Stockholders
          Shares   Amount  Capital    Compensation    Stage        Equity
        ---------- ------- ---------- ------------ -----------    ---------
September
15, 2001
Shares issued
for
services     1,000 $     1 $      999                              $   1,000

September
19, 2001
Shares issued
for property
and
equipment   91,300      91     91,209                                 91,300

September
19, 2001
Shares issued
for property
and
equipment  229,110     229    228,881                                229,110

September
19, 2001
Shares issued
to acquire
lease and
security
deposit    146,000     146    145,854                                146,000

September
19, 2001
Shares issued
to acquire
dealer
rights   9,341,575   9,342     (9,342)                                    -

Net (loss)
September 14,
2001
(inception)
to
September 30,
2001             -       -          -            -    (60,369)      (60,369)
        ---------- ------- ---------- ------------ -----------    ----------
Balance,
September 30,
2001     9,808,985 $ 9,809 $  457,601          -   $  (60,369)    $ 407,041
        ========== ======= ========== ===========  ===========    =========

  The accompanying notes are an integral part of these financial statements.


                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                Statements of Changes in Stockholders' Equity


                                                    (Deficit)
                                                   Accumulated
           Common Stock   Additional                 During        Total
        ------------------ Paid-in    Deferred     Development    Stockholders
          Shares   Amount  Capital    Compensation    Stage        Equity
        ---------- ------- ---------- ------------ -----------    ---------
October 1,
2001
Shares issued
for
services   300,000     300    299,700                -              300,000

October 1,
2001
Shares issued
for
services   307,515     307    307,208                -              307,515

Donated
capital          -       -        510                -                  510

Shares
issued for
reverse
acquisi-
tion       583,500     584       (584)               -                    -
shares
retained
by former
control
group    2,940,000   2,940     (2,940)               -                    -

Debt
conversion
to preferred
stock            -       -      2,480                -                2,480

September 26,
2002
Shares issued
for
services   400,000     400     15,600                -               16,000

September
26, 2002
Shares issued
for
services   300,000     300     11,700                -               12,000

September
27, 2002
Shares issued
For
services   100,000     100      3,900                -                4,000

Net (loss)
for the year
ended
September 30,
2002                                                  (960,264)    (960,264)
        ---------- ------- ---------- ------------ -----------    ---------

Balance,
September 30,
2002    14,740,000 $14,740 $1,095,175         -    $(1,020,633)   $  89,282
        ========== ======= ========== ===========  ============   =========


  The accompanying notes are an integral part of these financial statements.



                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                Statements of Changes in Stockholders' Equity

                                                    (Deficit)
                                                   Accumulated
           Common Stock   Additional                 During        Total
        ------------------ Paid-in    Deferred     Development    Stockholders
          Shares   Amount  Capital    Compensation    Stage        Equity
        ---------- ------- ---------- ------------ -----------    ---------
November 5,
2002
Shares issued
for
services   500,000 $   500 $   14,500            -               $  15,000

January 14,
2003
Service
shares
cancelled (900,000)   (900)       900                                    -

March 12,
2003
Shares issued
for
services 1,000,000   1,000    549,000    (323,889)                 226,111

March 31,
2003
Shares issued
for
services   500,000     500    219,500     (22,000)                 198,000

March 31,
2003
Service
shares
cancelled (400,000)   (400)  (148,222)                            (148,622)

May 3, 2003
Shares issued
for
services   500,000     500    364,500    (283,889)                  81,111

September 22,
2003
Shares issued
pursuant to
504 private
placement  450,000     450    157,050                              178,500

  The accompanying notes are an integral part of these financial statements.


                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                Statements of Changes in Stockholders' Equity


                                                    (Deficit)
                                                   Accumulated
           Common Stock   Additional                 During        Total
        ------------------ Paid-in    Deferred     Development    Stockholders
          Shares   Amount  Capital    Compensation    Stage        Equity
        ---------- ------- ---------- ------------ -----------    ---------


September
22, 2003
Shares issued
for settlement
of lawsuit  10,000      10      3,490                                3,500

Adjustment in
allocation
error      138,727     139          -                                  139

Net (loss)
For the year
ended
September 30,
2003                                                (1,125,609)  (1,125,609)
        ---------- ------- ---------- ------------ -----------    ---------

Balance,
September 30,
2003    16,538,727 $16,539 $2,276,893    (629,778) $(2,146,242)  $ (482,588)
        ---------- ------- ---------- ------------ -----------   -----------
October 31, 2003
Shares
issued
for
services   80,000       80     20,920                                21,000

Dec 31, 2003
Shares
issued for
wages  1,850,000    1,850    553,150                                555,000

  The accompanying notes are an integral part of these financial statements.



                                                    (Deficit)
                                                   Accumulated
           Common Stock   Additional                 During        Total
        ------------------ Paid-in    Deferred     Development    Stockholders
          Shares   Amount  Capital    Compensation    Stage        Equity
        ---------- ------- ---------- ------------ -----------    ---------

Dec. 31, 2003
Amortization of
deferred
compensation                               160,167                  160,167

March 31, 2003
Amortization of
deferred
compensation                               160,167                  160,167

June 30, 2004
Shares issued
for consulting
services     475,000    475      135,275                            135,750

June 30, 2004
Amortization of
deferred
compensation                               149,167                  149,167

Sept. 30, 2004
Amortization of
deferred
compensation                               119,722                  119,722

Net (loss)
For the year
Ended Sept. 30, 2004                                 (1,690,303) (1,690,303)
        ---------- ------- ---------- ------------ ------------- -----------
Balance,
September 30,
2004    18,943,727 $18,944 $2,986,238     (40,556)  $(3,836,545)  $(871,919)
        ========== ======= ========== ============  ============  ==========



  The accompanying notes are an integral part of these financial statements.

                       Absolute Glass Protection, Inc.
                 (Formerly Benchmark Technology Corporation)
                         (a Development Stage Company)
                           Statements of Cash Flows



Statements of Cash Flows

                                     For the years ended
                                        September 30,       September 14, 2001
                                  ------------------------    (Inception) to
                                      2004         2003     September 30, 2004
                                  -----------  -----------  ------------------
                                               (restated)        (restated)
Cash flows from operating activities
Net (loss)                        $(1,690,303) $(1,125,609) $       (3,836,545)
Depreciation and amortization
  expense                              16,573       97,790             164,618
Shares issued for services          1,300,973      371,739           2,315,436
Shares issued for security deposit          -       30,000              30,000
Donated capital                             -            -                 510
Shares issued for legal settlement          -        3,500               3,500
Loss on impairment of asset                 -      272,332             272,332
Adjustments to reconcile net
  (loss) to net cash (used) by
  operating activities:
  Increase in security deposit              -       (5,000)             (5,000)
  Increase in wages payable            90,000       45,000             135,000
  Increase (decrease) in
     accounts payable                 (26,469)      51,857              25,119
Increase in accounts
   payable - related party            137,210      269,017             406,227
  Increase in accrued expenses         51,116     (218,070)             75,867
  Increase in customer deposits        77,400            -              77,400
                                  -----------  -----------  ------------------
Net cash (used) by operating
  activities                          (43,499)    (207,444)           (335,535)
                                  ------------ ------------ -------------------

Cash flows from financing activities
Decrease in cash overdraft               (110)        (218)                  -
Manditorily redeemable preferred stock      -            -              49,450
Manditorily redeemable preferred
Stock - related party                       -            -              24,005
Proceeds from stock issuance                -      178,500             178,500
Proceeds from notes payable                 -       (2,000)              8,000
Proceeds from notes payable - related
                              party    43,934       31,162              75,904
                                  ------------ ------------ -------------------
Net cash provided by financing
  activities                           43,824      207,444             335,859
                                  -----------  -----------  ------------------

Net increase in cash                      325            -                 325
Cash - beginning                            -            -                   -
                                  -----------  -----------  ------------------
Cash - ending                     $       325  $         -  $              325
                                  ===========  ===========  ==================


Supplemental disclosures:
   Interest paid                  $         -  $         -  $                -
                                  ===========  ===========  ==================
   Income taxes paid              $         -  $         -  $                -
                                  ===========  ===========  ==================

Non-cash investing and financing activities:
   Shares issued for
     services provided            $ 1,300,973  $   371,739  $        2,315,436
                                  ===========  ===========  ==================
   Number of shares issued
     for services                   2,405,000    1,200,000           5,014,515
                                  ===========  ===========  ==================

  The accompanying notes are an integral part of these financial statements.

                        ABSOLUTE GLASS PROTECTION, INC.
                  (FORMERLY BENCHMARK TECHNOLOGY CORPORATION)
                     RESTATED NOTES TO FINANCIAL STATEMENTS

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

                        ABSOLUTE GLASS PROTECTION, INC.
                  (FORMERLY BENCHMARK TECHNOLOGY CORPORATION)
                    RESTATED NOTES TO FINANCIAL STATEMENTS

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

Loss per share
--------------

Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing the net income by the weighted average number of common shares outstanding available to common stockholders during the period. The basic weighted average number of common shares outstanding was 18,048,741 and 15,379,147 for the years ended September 30, 2004 and 2003, respectively. The fully diluted weighted average number of common shares outstanding was 18,498,741 and 14,266,500 for the years ended September 30, 2004 and 2003, respectively. The computation for earnings per common share, assuming dilution, for the year ended September 30, 2004, was antidilutive, and therefore is not included. Outstanding warrants as of September 30, 2004 and 2003 totaled 0 and 225,000.

Advertising Costs
-----------------

The Company expenses all costs of advertising as incurred. There were no advertising costs included in selling, general and administrative expenses for the period ended September 30, 2004.

Research and Development Costs
------------------------------

Research and development costs are charged to expense when incurred rather than recorded as inventory, component of overhead, or otherwise capitalized. Depreciation expense related to such capitalized costs should be considered research and development costs.

                        ABSOLUTE GLASS PROTECTION, INC.
                  (FORMERLY BENCHMARK TECHNOLOGY CORPORATION)
                    RESTATED NOTES TO FINANCIAL STATEMENTS



Fair value of financial instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. On September 30, 2003, the Company previously wrote down $272,332 as "Loss on impairment of Assets" as of September 30, 2004 the Company had not identified any additional impairments.

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

                        ABSOLUTE GLASS PROTECTION, INC.
                  (FORMERLY BENCHMARK TECHNOLOGY CORPORATION)
                    RESTATED NOTES TO FINANCIAL STATEMENTS


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

Recent pronouncements
---------------------

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company does not believe adopting this new standard will have a significant impact to its financial statements.

                        ABSOLUTE GLASS PROTECTION, INC.
                  (FORMERLY BENCHMARK TECHNOLOGY CORPORATION)
                     RESTATED NOTES TO FINANCIAL STATEMENTS


In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Year end
--------

The Company has adopted September 30 as its fiscal year end.


NOTE  2  -  RESTATEMENT  OF  FINANCIAL STATEMENTS DUE TO CHANGE  IN  ACCOUNTING
PRINCIPLE

The Company determined during the year ending September 30, 2004 that it is appropriate to write down certain assets as an impairment loss given its current business focus and its lack of operations. The effect of the change required a restatement of the September 30, 2003 financial statements in order to properly reflect the related adjustment to depreciation expense in the amount of $27,933 and impairment loss on operating assets in the amount of $272,332. The Company also determined that the recognition and the valuation of the warrants in the amount of $132,600 were inappropriate. The effect of the change required a restatement of the September 30, 2003 financial statements in order to properly reflect the related adjustment to compensation expense and additional paid in capital. The cumulative effect of these changes was to increase net loss for the year ended September 30, 2003 by $158,045. Retained earnings as of October 1, 2003 has been adjusted for the retroactive application of the change in accounting principle.

                        ABSOLUTE GLASS PROTECTION, INC.
                  (FORMERLY BENCHMARK TECHNOLOGY CORPORATION)
                     RESTATED NOTES TO FINANCIAL STATEMENTS


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $3,836,545 for the period from inception to September 30, 2004, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These  conditions  raise  substantial doubt  about  the  Company's  ability  to
continue as a going concern.   These  financial  statements  do not include any
adjustments that might arise from this uncertainty.

NOTE 4 - INCOME TAXES

For the period ended September 30, 2004, the Company incurred net operating losses and accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At September 30, 2004, the Company had approximately $3,836,545 of federal and state net operating losses. The net operating loss carryforwards, if not utilized will begin to expire in 2016.

The components of the Company's deferred tax asset are as follows:


                                                  AS OF SEPTEMBER 30,
                                                         2004
Deferred tax assets:
  Net operating loss carryforwards                $        3,836,545
                                                  ------------------
    Total deferred tax assets                              3,836,545
Deferred tax liabilities:
  Depreciation                                                     -

Net deferred tax assets before valuation allowance         3,836,545
Less: Valuation allowance                                 (3,836,545)
                                                  -------------------
Net deferred tax assets                           $              -0-
                                                  ===================

                        ABSOLUTE GLASS PROTECTION, INC.
                  (FORMERLY BENCHMARK TECHNOLOGY CORPORATION)
                     RESTATED NOTES TO FINANCIAL STATEMENTS



NOTE 5 - STOCKHOLDERS' EQUITY

In November 2002, the Company issued 500,000 shares of its common stock for services provided. The Company recorded the market value of the shares at $15,000.

In January 2003, the Company negotiated an agreement with an existing consulting firm to cancel 900,000 shares previously issued to the firm for consulting services. The Company issued 800,000 shares in September of 2001 for services valued at $32,000. In addition, the Company issued 100,000 shares On November 5, 2002 for services valued at $3,000. The Company agreed to pay the consulting firm for their continued services on a cash basis. All certificates were cancelled on January 14, 2003 without adjustment to previously expensed services.

In March 2003, the Company entered into two consulting agreements with two unrelated companies for the services of corporate public relations for an eighteen-month period. A total of 1,000,000 shares of the Company's common stock were issued and recorded as deferred compensation value of $530,000, based on the market value of the shares issued on the day of issuance. The stated shares were issued on March 12, 2003. The Company amortized expenses in the amount of $323,889 for the year ended September 30, 2004.

In March 2003, the Company entered into a consulting agreement with an individual to assist it in preparing and drafting company documents for a twelve-month period. A total of 500,000 shares of the Company's common stock were issued and recorded as deferred compensation value of $220,000, based on the market value of the shares issued on the date of issuance. The stated shares were issued on March 31, 2003. Subsequent to the date of such issuance of these shares, the Company and the consultant reached a mutually agreeable understanding to return 400,000 of the 500,000 shares to the Company and the Company agreed to pay the consultant for his continued services on a cash basis. Such certificate representing 400,000 shares has been cancelled on May 5, 2003. The Company recognized an expense in the amount of $22,000 during the year ended September 30, 2004.

In May 2003, the Company entered into a consulting agreement with a company to provide consulting services for an eighteen-month period. A total of 500,000 shares of the Company's common stock were issued and recorded as deferred compensation of $365,000, based on the market value of the shares issued on the date of issuance. The Company amortized expenses in the amount $243,333 for the year ended September 30, 2004.

                        ABSOLUTE GLASS PROTECTION, INC.
                  (FORMERLY BENCHMARK TECHNOLOGY CORPORATION)
                    RESTATED NOTES TO FINANCIAL STATEMENTS


In September 2003, the Company issued 450,000 shares of its $.001 par value common stock pursuant to Regulation D, Rule 504 of the Securities Act of 1933. The Company received the total proceeds of $178,500 from the public offering. For every two shares of common stock purchased in the offering, the investor received one warrant to purchase one share of the Company's $0.001 par value 4common stock.

In September 2003, the Company issued 10,000 shares of its $.001 par value common stock valued at $3,500 to an individual for the settlement of a lawsuit.

In October 2003, the Company issued 80,000 shares of its $0.001 par value common stock in exchange for services valued at $21,000.

In December 2003, the Company issued 1,850,000 shares of its $0.001 par value common stock in exchange for services valued at $555,000.

In June 2004, the Company issued 475,000 shares of its $0.001 par value common stock in exchange for services valued at $135,750.

As of September 30, 2004, there have been no other issuances of common stock.


NOTE 6 - RELATED PARTY TRANSACTIONS

During the years, the Company incurred a total of $406,227 of accounts payable for the consulting services provided by the former director and a current shareholder. As of September 30, 2004, the full amount is overdue for more than 90 days.

On April 1, 2003, the Company reached an agreement with the president of the Company to pay a token salary of $60,000 annually. As of September 30, 2004, the Company accrued $90,000 as wages payable.

On April 1, 2003, the Company reached an agreement with the CFO of the Company to pay a token salary of $30,000 annually. As of September 30, 2004, the Company accrued $45,000 as wages payable.

As of September 30, 2004, the president of the Company advanced a total of $46,427 to the Company for various expenses. This amount is recorded as notes payable to related party and it is due upon demand.

As of September 30, 2004, a shareholder of the Company advanced a total of $29,478 to the Company for various expenses. This amount is recorded as noted payable to related party and is due upon demand.

                        ABSOLUTE GLASS PROTECTION, INC.
                  (FORMERLY BENCHMARK TECHNOLOGY CORPORATION)
                    RESTATED NOTES TO FINANCIAL STATEMENTS

NOTE 7 - MANDITORILY REDEEMABLE PREFERRED STOCK

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

As of September 30, 2004, the Company is in default and the total amount owed to the noteholders is $73,455 of which $24,005 is due to the president of the Company.

NOTE 8 - DEFERRED REVENUE

On October 15, 2003, the Company entered into an agreement with Absolute Glass Protection of San Jose California ("AGP CA") whereby the Company would obtain the exclusive rights to sell, distribute and install all products available through AGP CA throughout an exclusive territory. The purchase price for the dealership rights is $35,000 per territory and each contract shall extend for a period of five years. As of September 30, 2004, the Company has recorded $77,400 in deferred revenue.

                       ABSOLUTE GLASS PROTECTION, INC.
                  (FORMERLY BENCHMARK TECHNOLOGY CORPORATION)
                     RESTATED NOTES TO FINANCIAL STATEMENTS


NOTE 9 - WARRANTS AND OPTIONS

On September 22, 2003, the Company completed its private placement memorandum and issued a total of 450,000 shares of its $0.001 par value common stock and 225,000 warrants. For every two shares of common stock purchased in the offering, the investor received one warrant to purchase one share of the Company's $0.001 par value common stock. Each warrant has an exercise price of $1 per share and is exercisable at any time for a period of one year. The Company may call the warrant, in whole or in part, at a price of $2 per share provided the closing bid price exceeds $2 per share for ten consecutive trading days.

As of September 30, 2004 outstanding warrants to acquire shares of common stock on a one-for-one basis totaled $0.

The following is a summary of the activity of all outstanding warrants:

                                        Number of            Weighted Average
                                         Warrants              Exercise Price
Balance, September 30, 2003               225,000                 1.00

Warrants granted                              -0-                  -0-
Warrants exercised                            -0-                  -0-
Warrants forfeited/expired              (225,000)                 1.00
                                        ---------                 ----
Balance, September 30, 2004                   -0-                  -0-
                                        =========                 ====
Exercisable, September 30, 2004               -0-                  -0-
                                        =========                  ===

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


ITEM 8A. CONTROLS AND PROCEDURES

As of September 30, 2004, Absolute Glass Protection, Inc. carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of management, including our Chief Principal Officer and Chief Financial Officer. Based upon that evaluation, our Chief Principal Officer and Chief Financial Officer concluded that Absolute Glass Protection, Inc.'s disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


A. The names, ages and positions of the Company's directors and executive officers are as follows:


Name                         Age                   Position
------------                 ---         -------------------------------
John Dean Harper             42          President, Treasurer, Director
Michael I. Kling,            42          VP/CFO


All directors hold office until the next annual meeting of stockholders and until their successors are elected and qualify. Officers serve at the discretion of our board.


Biographies
-----------

The following are brief biographies of the officers and director:


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

Previous Experience:

  Dates                       Name of Company                   Job Title
--------------------          ---------------                   ---------
1984-1986           Lazarus Dept. Store (Columbus, Ohio)        Asst. Buyer
1986-1989           Univ. of Cincinnati, College of Law         Law Student
1989-1991           Schottenstein, Zox and Dunn                 Assoc. Atty.
1991-1995           Redmon & Harper                             Partner
1996-1998           Gugino & Schwartz                           Assoc. Atty.
1999-2002           Starbase-1 Coffee Co. Ltd.                  President
2000-2002           Lock-Gun.com                                President
1996-Present        John Dean Harper, Attorney at Law
1996-Present        Las Vegas Police Protective Assoc.          Chief General
                                                                Counsel
1996-Present        Nevada Conference of Police and Sheriffs    General Counsel
1999-2004           Injured Police Officers Fund                Counsel
2001-Present        Absolute Glass Protection, Inc.             President,
                                                                Treasurer,
                                                                Director


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

SUMMARY COMPENSATION TABLE

Remuneration of Directors and Executive Officers

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal years ended September 30, 2004, September 30, 2003, and September 30, 2002. John Dean Harper, President, effective April 1, 2003, was entitled to receive a salary of $5,000 per month, which is due and owed. Michael I Kling, CFO, effective April 1, 2003, was entitled to receive a salary of $2,500 per month, which is due and owed.


                         SUMMARY COMPENSATION TABLES

                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position  Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
John Dean Harper
    President,
    Director       2004     60,000 (1)     -0-           -0-
                   2003     30,000 (1)     -0-           -0-
                   2002      -0-           -0-           -0-
-------------------------------------------------------------------------------
Michael I. Kling
    CFO            2004     30,000 (1)     -0-           -0-
                   2003     15,000 (1)     -0-           -0-
                   2002      -0-           -0-           -0-
-------------------------------------------------------------------------------

(1)  Not paid, but due and owed.

Long Term Compensation Table

                              Performance Award Plan
                              ----------------------

                                                Number of      Number of Shares
                                Dollar          Restricted        Underlying
Name and Position       Year    Value ($)(1)     Shares          Stock Options
-------------------------------------------------------------------------------
John Dean Harper (2)
Chairman, President     2004  $ 3,150,000      3,500,000 (3)    Not applicable
                        2003            0              0
                        2002            0              0
Michael I. Kling
Chief Financial Officer 2004      225,000        250,000        Not applicable
                        2003            0              0
                        2002            0              0
                            -------------------------------------------------
Executive Group (2 persons)   $ 3,375,000      3,750,000        Not applicable

Non-Executive Director
   Group (no persons)        Not applicable   Not applicable    Not applicable

Non-Executive Officer
   Employee Group
   (no persons)              Not applicable   Not applicable   Not applicable
--------------------------------------------------------------------------------

(1) The dollar value of the grants of stock to be made under the plan has been approved by stockholders at the Company's 2003 annual shareholder meeting.

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


STOCK OPTIONS.
--------------

During the year ended September 30, 2004, the Company did not have any stock option plan in place.


EMPLOYEE PENSION, PROFIT SHARING OR OTHER RETIREMENT PLANS.
-----------------------------------------------------------

The Company does not have a defined benefit, pension plan, profit sharing, or other retirement plan.

COMPENSATIN OF DIRECTORS
------------------------

There were no arrangements pursuant to which any director of the Company was compensated for the period from November 12, 1999 (date of inception) to September 30, 2004 for any service provided as a director. In addition, no such arrangement is contemplated for the foreseeable future.


Audit Committee
---------------
     The company does not have an Audit Committee. The sole members of the Board sits as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.

Code of Ethics
--------------

     The company has not adopted a Code of Ethics for the Board and the salaried employees.


Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its sole director participates in the consideration of director nominees and the board is so small.

     (3) The sole member of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background.

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of September 30, 2004, by each person known by Absolute Glass Protection, Inc., to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, all persons listed below have sole voting and investment power with respect to their shares of common stock.

                                                     Amount
Title     Name and Address                           of shares          Percent
of        of Beneficial                              held by     Date     of
Class     Owner of Shares          Position          Owner    Purchased  Class
--------------------------------------------------------------------------------
Common    John Dean Harper(1)    President/Director  516,364   7/25/02
                                                     339,963   7/30/02
                                                   1,156,372  12/17/03    10.62%

Common    Michael I. Kling(2)    CFO                 339,963   7/25/02
                                                     250,000  12/17/03     3.12%
Common    Thunder Box Limited(3) Shareholder       3,203,696   7/26/02    16.91%
--------------------------------------------------------------------------------
Totals:                                            5,806,368              30.65%

All Executive Officers and
Directors as a Group (2 persons)                   2,602,672              13.73%


The percentages listed in the Percent of Class column are based upon 18,943,727 outstanding shares of Common Stock, which will be the number of outstanding shares of Common Stock as of the effective date.

(1)  John Dean Harper, 3140 Venture Drive, Las Vegas, NV  89101.
(2)  Michael I. Kling, 3140 Venture Drive, Las Vegas, NV  89101.
(3) Thunder Box Limited, a Vanuatu corporation, PFK House, Lini Highway, P.O. Box 211, Port Vila, Vanuatu, beneficially owned by Thunder Box Limited, Alexander Gilliland, President and Director.

Persons Sharing Ownership of Control of Shares

The following own or share the power to vote five percent (5%) or more of the Company's securities: John Dean Harper and Thunder Box Limited.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

As of September 30, 2004, outstanding warrants to acquire shares of common stock on a one-for-one basis totaled 255,000.

The following is a summary of activity of outstanding warrants:

                                                    Weighted
                                                    Average
                                    Number          Exercise
                                 Of Warrants        Price
                                 -----------        --------
Balance, September 30, 2002                -        $   -

Warrants granted                     255,000         1.00
Warrants exercised                         -         1.00
Warrants forfeited/expired                 -         1.00
                                     -------         ----


Balance, September 30, 2004          255,000        $1.00
                                     =======        =====


Exercisable, September 30, 2004      255,000        $1.00
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

As of September 30, 2004, the president of the Company advanced a total of $75,905 to the Company for various expenses. This amount is recorded in the financial footnotes as notes payable to related party and it is due upon demand.

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


REPORTS ON FORM 8-K

The Company did not file any Current Reports during the year ended September 30, 2004.

Item 14.  Principal Accountant Fees and Services

AUDIT FEES

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-KSB for fiscal 2004 and 2003 were approximately $15,000 and $15,000, respectively, of which $13,000 is still owed to Beakstead and Watts, LLP for the Company's September 30, 2004 year end audit.

AUDIT-RELATED FEES

The Company's auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2003 and 2002, respectively.

ALL OTHER FEES

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002 were $0 and $0, respectively.

2543:
2544:
                               SIGNATURES


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

                                    Absolute Glass Protection, Inc.
                                    --------------------------------
                                           (Registrant)

Dated:  January 14, 2005

By: /s/ John Dean Harper
------------------------------
        John Dean Harper
        President
        Treasurer and Director

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

                                     Absolute Glass Protection, Inc.
                                     --------------------------------
                                              (Registrant)

Dated:  January 14, 2005

By: /s/ John Dean Harper
---------------------------
        John Dean Harper