Form 10QSB
period 2004-12-31
ABSOLUTE GLASS PROTECTION INC
filed 2005-02-23
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended December 31, 2004
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 18,943,727 shares of common stock issued and outstanding as of December 31, 2004.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                    3
          Balance Sheet (unaudited) ...........................   4
          Statements of Operations (unaudited).................   5
          Statements of Cash Flows (unaudited).................   6
          Notes to Financial Statements........................  7-9

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................  10

Item 3.   Controls and Procedures..............................  13

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  14

Item 2.   Changes in Securities and Use of Proceeds............  14

Item 3.   Defaults upon Senior Securities......................  14

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  14

Item 5.   Other Information....................................  14

Item 6.   Exhibits and Reports on Form 8-K.....................  14

Signatures.....................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended December 31, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended December 31, 2004, follow.

                       Absolute Glass Protection, Inc.
                        (a Development Stage Company)
                               Balance Sheets
                                 (Unaudited)


Balance Sheets
                                                                 December 31,
                                                                     2004
                                                                 ------------
Assets

Current assets:
   Cash                                                          $    13,908
                                                                 -----------
     Total current assets                                             13,908
Other assets
   Security deposit                                                    5,000
                                                                 -----------
                                                                       5,000
                                                                 -----------
                                                                 $    18,908
                                                                 ===========

Liabilities and Stockholder's Equity

Current liabilities:
   Accrued expenses                                                   78,118
   Accounts payable                                                   27,189
   Accounts payable - related party                                  443,856
   Wages payable                                                     157,500
   Customer deposits                                                  86,400
                                                                 ------------
     Total current liabilities                                       793,063
                                                                 ------------

Notes payable - related party                                         80,285
Notes payable                                                          8,001
                                                                 ------------
   Total notes payable                                                88,286
                                                                 ------------

Convertible debt                                                      37,434
Mandatorily redeemable preferred stock                                49,450
Mandatorily redeemable preferred stock - related party                24,005
                                                                 ------------
                                                                     110,889
                                                                 ------------
    Total liabilities                                                992,237

Stockholder's equity:

Common stock, $0.001 par value, 70,000,000 shares authorized,
   18,943,727 shares issued and outstanding as of 12/31/04            18,944
Additional paid-in capital                                         2,986,238
 (Deficit) accumulated during development stage                   (3,978,511)
                                                                 ------------
                                                                    (973,329)
                                                                 ------------

                                                                 $    18,908
                                                                 ============

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                            Statements of Operations
                                 (Unaudited)


Statements of Operations

                               For the three months ended
                                       December 31,        September 14, 2001
                               --------------------------    (Inception) to
                                   2004          2003      December 31, 2004
                               ------------  ------------  ------------------

Revenue                        $         -   $         -   $               -
                               ------------  ------------  ------------------

Expenses:
 General and administrative
  expenses                          39,482       598,379           1,626,275
 Depreciation and amortization           -        32,680             164,618
 Consulting expenses                39,428             -           1,259,506
 Compensation expense               63,056             -             652,279
                               ------------  ------------  ------------------
   Total expenses                  141,966       829,627           3,702,679
                               ------------  ------------  ------------------

Other loss:
 Loss on impairment                      -             -             272,322
 Loss on settlement of lawsuit           -             -               3,500
                               ------------  ------------  ------------------
                                         -             -             275,832
                               ------------  ------------  ------------------

Net (loss)                     $  (141,966)  $  (829,627)  $      (3,978,511)
                               ============  ============  ==================

Weighted average number of
common shares outstanding -
 basic and fully diluted        18,943,727    18,943,727
                               ============  ============

Net (loss) per share - basic
 & fully diluted               $     (0.01)  $     (0.04)
                               ============  ============

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)



Statements of Cash Flows
                               For the three months ended
                                       December 31,        September 14, 2001
                               --------------------------    (Inception) to
                                   2004          2003      December 31, 2004
                               ------------  ------------  ------------------
Cash flows from operating activities
Net (loss)                        (141,966)     (829,627)         (3,978,511)
Depreciation and amortization
  expense                                -        32,680             164,618
Loss from settlement of lawsuit          -             -               3,500
Shares issued for services          40,556       715,167           2,355,992
Shares issued for security deposit       -             -              30,000
Loss on asset impairment                 -             -             272,332
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
   (Increase) in security
     deposit                             -             -              (5,000)
   Increase (decrease) in
     accounts payable                1,801             -              26,920
   Increase in accounts
     payable - related party        37,629        33,710             443,856
   Increase in wages payable        22,500        22,500             157,500
   Increase in deferred revenue      9,000        27,500              86,400
   Increase (decrease) in
     accrued expense                 2,250        (8,648)             78,117
                               ------------  ------------  -----------------
Net cash (used) by operating
  activities                       (28,230)      (6,718)            (364,276)
                               ------------  ------------  ------------------
Cash flows from financing activities
Cash overdraft                           -           110                   -
Manditorily redeemable preferred stock   -             -              49,450
Manditorily redeemable preferred
  stock - related party                  -             -              24,005
Proceeds from stock issuance             -             -             178,500
Donated capital                          -             -                 510
Proceeds from notes payable              -             -               7,676
Proceeds from convertible debt      37,434             -              37,434
Proceeds from notes payable -
  related party                      4,380         6,608              80,285
                               ------------  ------------  ------------------
Net cash provided by financing
  activities                        41,814         6,718             377,860
                               ------------  ------------  ------------------
Net increase in cash                13,583             -              13,583
Cash - beginning                       325             -                 325
                               ------------  ------------  ------------------
Cash - ending                  $    13,908   $         -   $          13,908
                               ============  ============  ==================

Supplemental disclosures:
   Interest paid               $         -   $         -   $               -
                               ============  ============  ==================
   Income taxes paid           $         -   $         -   $               -
                               ============  ============  ==================

Non-cash investing and financing
 activities:
   Shares issued for
     services provided         $         -   $   715,167   $       2,355,992
                               ============  ============  ==================
   Number of shares issued
     for services                        -     2,405,000           5,014,515
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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended September 30, 2004 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2004, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3,978,511 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        ABSOLUTE GLASS PROTECTION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     Notes

NOTE 3 - CONVERTIBLE DEBT

On December 29, 2004, the Company resolved to obtain short-term financing in the amount of $40,800 in the form of a convertible promissory note. The promissory note bears interest at a rate of 6% payable in cash or common stock at $.05 per share at the sole discretions of the lender and is due in full on December 28, 2005. At anytime, the lender may elect to convert all or any portion of the note to the Company's common stock at a rate of $.05 per share. As of December 31, 2004, the Company had received $37,435 of the principal portion of the loan with the balance to be funded on or before January 10, 2005.

Interest expense relating to convertible debt totaled $139 and $0 for the three months ending December 31, 2004 and 2003, respectively.

NOTE 4 - STOCKHOLDERS EQUITY AND DEFERRED COMPENSATION

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

                        ABSOLUTE GLASS PROTECTION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     Notes


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

NOTE 4 - STOCKHOLDERS EQUITY AND DEFERRED COMPENSATION (CONTINUED)

Amortization of deferred compensation to compensation expense totaled $40,556 for the three months ended December 31, 2004.

There were no other issuances of preferred or common stock or equivalents during the three months ended December 31, 2004.

NOTE 5 - RELATED PARTY TRANSACTIONS

On November 29, 2004, and officer and director loaned the Company cash in the amount of $4,000. The loan does not bear interest and is due on demand. The balance due to related parties at December 31, 2004 is $80,285.

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

The Company has achieved no revenues and no profitability to date. Since the Company's inception, it has experienced an accumulated deficit of $(3,978,511).

Results of Operations
---------------------

Since the Company's inception (September 14, 2001) through the period ending December 31, 2004, the Company has generated no revenues and a net loss of $(3,978,511). For its three months period ended December 31, 2004, the Company incurred a net loss of $(141,966) or $(0.01) per share as compared to a loss of $(829,627) or $(0.04) per share for the same period last year. This decrease in net loss represented lower general and administrative expenses of $39,482 for the three month period ending December 31, 2004 versus $598,379 for the same period last year. This decrease in general administrative expenses was due to a decrease in consultant services.

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

Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ASLG." A limited market exists for the trading of the Company's
common stock.   During the first Quarter ending December 31, 2004, there has been trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time-to-time may be involved in litigation incident to the conduct of its business. Certain litigation with first parties and present and former shareholders of the Company are routine and incidental.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

On December 30, 2004, the company held its annual shareholders meeting.
At the meeting, John Dean Harper was voted by the shareholders to the Position of sole director for the Company. The shareholders also ratified Beckstead and Watts, LLP, as the Company's independent auditors.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   31.1       Certifications of the Chief Executive Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   31.2       Certifications of the Chief Financial Officer pursuant to
              Section 302 of the Sarbanes-Oxley Act of 2002

   32.1       Certifications of Chief Executive Officer pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2       Certifications of Chief Financial Officer pursuant to
              18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K

The Company did not file any Current Reports during the Quarter ended December 31, 2004.

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

Dated:  February 18, 2005


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