Form 10QSB
period 2005-03-31
ABSOLUTE GLASS PROTECTION INC
filed 2005-05-24
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2005
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 18,943,727 shares of common stock issued and outstanding as of March 31, 2005.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended March 31, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended March 31, 2005, follow.

                       Absolute Glass Protection, Inc.
                        (a Development Stage Company)
                               Balance Sheets
                                 (Unaudited)


Balance Sheets

                                                     March 31,
                                                                     2005
                                                                 ------------
Assets

Current assets:
   Cash                                                          $     4,152
                                                                 -----------
     Total current assets                                              4,152
Other assets
   Security deposit                                                    5,000
                                                                 -----------
                                                                       5,000
                                                                 -----------
                                                                 $     9,152
                                                                 ===========

Liabilities and Stockholder's Equity

Current liabilities:
   Accrued expenses                                                   78,118
   Accounts payable                                                   22,689
   Accounts payable - related party                                  443,856
   Wages payable                                                     180,000
   Customer deposits                                                  86,400
                                                                 ------------
     Total current liabilities                                       811,062
                                                                 ------------

Notes payable - related party                                        122,659
Notes payable                                                          8,001
                                                                 ------------
   Total notes payable                                               130,660
                                                                 ------------

Convertible debt                                                      37,434
Mandatorily redeemable preferred stock                                49,450
Mandatorily redeemable preferred stock - related party                24,005
                                                                 ------------
                                                                     110,889
                                                                 ------------
    Total liabilities                                              1,052,611

Stockholder's equity:

Common stock, $0.001 par value, 70,000,000 shares authorized,
   18,943,727 shares issued and outstanding as of 3/31/05             18,944
Additional paid-in capital                                         2,986,238
 (Deficit) accumulated during development stage                   (4,048,641)
                                                                 ------------
                                                                  (1,043,459)
                                                                 ------------

                                                                 $     9,152
                                                                 ============

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                            Statements of Operations
                                 (Unaudited)


Statements of Operations

              For the three months ended  For the six months ended  September 14
                      March 31,                  March 31,             2001
              --------------------------  -----------------------  (Inception)to
                   2005        2004          2005          2004   March 31, 2005
              ------------  ------------  ---------- ------------ --------------
Revenue             $       -   $       -   $         -  $         -  $        -
                    ---------   ---------   -----------  -----------  ----------
Expenses:
 General and
  administrative
  expenses             47,630     109,611       87,112     707,990     1,673,905
 Depreciation and
  amortization              -      16,109            -      48,789       164,618
 Consulting
  expenses                  -           -       39,428      38,401     1,259,506
 Compensation
  expense              22,500     160,167       85,556     320,334       674,779
                    ---------   ---------   -----------  -----------  ----------
Total expenses         70,130     285,887      212,096   1,115,515     3,772,809
                    ---------   ---------   -----------  -----------  ----------
Other loss:
 Loss on
  impairment                            -            -           -       272,322
 Loss on
  settlement
  of lawsuit                            -            -           -         3,500
                    ---------   ---------   -----------  -----------  ----------
                                                     -           -       275,832
                    ---------   ---------   -----------  -----------  ----------
Net (loss)          $(70,130)  $(285,887) $ (212,096)  $(1,115,515) $(4,048,641)
                    =========  ========== ===========  ============ ============
Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted            18,943,727 18,468,727  18,943,727  17,503,727
                    ========== ==========  ==========  ==========
Net (loss) per
  share - basic
 and fully
 diluted            $   (0.01) $   (0.02)  $   (0.01)  $   (0.06)
                    ========== ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

                        Absolute Glass Protection, Inc.
                         (a Development Stage Company)
                            Statements of Cash Flows
                                 (Unaudited)



Statements of Cash Flows
                               For the six months ended
                                       March 31,          September 14, 2001
                               --------------------------    (Inception) to
                                   2005          2004      March 31, 2005
                               ------------  ------------  ------------------
Cash flows from operating activities
Net (loss)                        (212,096)   (1,115,515)         (4,048,641)
Depreciation and amortization
  expense                                -        48,790             164,618
Loss from settlement of lawsuit          -             -               3,500
Shares issued for services          40,556       875,334           2,355,992
Shares issued for security deposit       -             -              30,000
Loss on asset impairment                 -             -             272,332
Adjustments to reconcile net
 (loss) to net cash (used) by
 operating activities:
   (Increase) in security
     deposit                             -             -              (5,000)
   Decrease in deferred lease
    acquisition cost                     -        16,520                   -
   Increase (decrease) in
     accounts payable               (2,700)       33,709              22,419
   Increase in accounts
     payable - related party        37,629             -             443,856
   Increase in wages payable        45,000        45,000             180,000
   Increase in customer deposits         -        56,900                   -
   Increase in deferred revenue      9,000             -              86,400
   Increase (decrease) in
     accrued expense                 2,250        30,407              78,117
                               ------------  ------------  -----------------
Net cash (used) by operating
  activities                       (80,361)      (8,855)            (415,897)
                               ------------  ------------  ------------------
Cash flows from financing activities
Cash overdraft                           -         (110)                   -
Manditorily redeemable preferred stock   -             -              49,450
Manditorily redeemable preferred
  stock - related party                  -             -              24,005
Proceeds from stock issuance             -             -             178,500
Proceeds from notes payable         37,434             -              45,110
Proceeds from notes payable -
  related party                     46,754        19,595             122,660
                               ------------  ------------  ------------------
Net cash provided by financing
  activities                        84,188        19,485             419,725
                               ------------  ------------  ------------------
Net increase in cash                 3,827        10,630               3,827
Cash - beginning                       325             -                 325
                               ------------  ------------  ------------------
Cash - ending                  $     4,152   $    10,630   $           4,152
                               ============  ============  ==================

Supplemental disclosures:
   Interest paid               $         -   $         -   $               -
                               ============  ============  ==================
   Income taxes paid           $         -   $         -   $               -
                               ============  ============  ==================

Non-cash investing and financing
 activities:
   Shares issued for
     services provided         $         -   $         -   $       2,355,992
                               -----------   -----------   -----------------
   Number of shares issued
     for services                        -             -           5,014,515
                               ============  ============  ==================

   Shares issued for wages     $         -   $   555,000   $         555,000
                               -----------   -----------   -----------------
   Number of shares issued
     for wages                           -     1,850,000           1,850,000
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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2005, the Company has not recognized revenue to date and has accumulated operating losses of approximately $4,048,641 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                        ABSOLUTE GLASS PROTECTION, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     Notes

NOTE 3 - CONVERTIBLE DEBT

On December 29, 2004, the Company resolved to obtain short-term financing in the amount of $40,800 in the form of a convertible promissory note. The promissory note bears interest at a rate of 6% payable in cash or common stock at $.05 per share at the sole discretions of the lender and is due in full on December 28, 2005. At anytime, the lender may elect to convert all or any portion of the note to the Company's common stock at a rate of $.05 per share. As of March 31, 2005, the Company had received $37,435 of the principal portion of the loan with the balance to be funded on or before January 10, 2005.

Interest expense relating to convertible debt totaled $139 and $0 for the six months ending March 31, 2005 and 2004, respectively.

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

Amortization of deferred compensation to compensation expense totaled $22,500 for the three months ended March 31, 2005.

There were no other issuances of preferred or common stock or equivalents during the three months ended March 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS

On November 29, 2004, and officer and director loaned the Company cash in the amount of $4,000. During the Quarter end March 31, 2004, the same officer and director loaned the Company and additional $42,374. The loan does not bear interest and is due on demand. The balance due to related parties at March 31, 2005 is $122,659.

NOTE 6 - SUBSEQUENT EVENT

On May 5, 2005, the Company entered into two separate debt conversion agreements, whereby the Company converted $40,800 debt to 4,080,000, which has been classified as Convertible Debt (see Footnote 3). Additionally, the Company converted $62,500 of accrued salary into 6,250,000 restricted shares of common stock of Absolute Glass Protection, Inc.

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

Results of Operations
---------------------

Since the Company's inception (September 14, 2001) through the period ending March 31, 2005, the Company has generated no revenues and a net loss of $(4,048,641). For its three months period ended March 31, 2005, the Company incurred a net loss of $(70,130) or $(0.01) per share as compared to a loss of $(285,887) or $(0.02) per share for the same period last year. This decrease in net loss represented lower general and administrative expenses of $47,630 for the three month period ending March 31, 2005 versus $109,611 for the same period last year. This decrease in general administrative expenses was due to a decrease in business operating expenses. Further, compensation expenses decrease to $22,500 for the Quarter ended March 31, 2005, as compared to $160,167 for the same period last year. For its six months period ended March 31, 2005, the Company incurred a net loss of $(212,096) or $(0.01) per share as compared to a loss of $(1,115,515) or $(0.06) per share for the same period last year. This decrease in net loss represented lower consulting fees paid the company last year.


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


Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "ASLG." A limited market exists for the trading of the Company's
common stock.   During the second Quarter ending March 31, 2005, there has been trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

The Company did not repurchase any of its shares during the first or second quarter of the fiscal year covered by this report.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders during the Quarter ended March 31, 2005.


ITEM 5.  Other Information

On April 29, 2005, pursuant to the By-laws of Absolute Glass Protection, Inc. the Board of Directors of the Registrant nominated and elected
Mrs. Evagelina Esparza Barrza as a director of the Registrant. At the same Board meeting, the board accepted the resignations of John Dean Harper, Director and President of the Registrant and Michael I. Kling, Chief Financial Officer.

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

The Company did not file any Current Reports during the Quarter ended March 31, 2005.

Subsequent Form 8-K Filings
---------------------------

The Company filed a Current Report dated April 29, 2005 on Form 8-K pursuant to Item 3.02 ("Unregistered Sales of Equity Securities"), and
Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers").

The Company filed a Current Report dated May 5, 2005 on Form 8-K pursuant to Item 3.02 ("Unregistered Sales of Equity Securities"); and
Item 9.01 ("Exhibits"), entitled Debt Conversion Agreements.

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


                                     ABSOLUTE GLASS PROTECTION, INC.
                                     -------------------------------
                                               Registrant

Dated:  May 23, 2005


                                 By:  /s/  Evagelina Esparza B.
                                 ----------------------------------
                                           Evagelina Esparza Barrza
                                           Director and Acting President