Form 10QSB
period 2005-06-30
JAGGED PEAK, INC.
filed 2005-08-15
CIK 1121793

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2005
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------
                     Commission File Number: 0-31715
--------------------------------------------------------------------------

                             Jagged Peak, Inc.
              ----------------------------------------------
              (Name of small business issuer in its charter)

             Nevada                            91-2007478
 -------------------------------   -----------------------------------
(State or other jurisdiction of     I.R.S. Employer Identification
incorporation or organization)      Number

    2701 N. Rocky Point Drive, Suite 1250, Tampa, FL     33607
    ------------------------------------------------   ----------
         (Address of principal executive offices)      (Zip code)

                             (800) 430-1312
     ---------------------------------------------------------
                      Issuer's Telephone Number

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [X]     No [ ]

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 161,397 shares of common stock issued and outstanding as of June 30, 2005.

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements                                    3
          Balance Sheet (unaudited) ...........................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................  8-11

Item 2.   Management's Discussion and Analysis of Plan
          of Operation.........................................  12

Item 3.   Controls and Procedures..............................  16

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................  17

Item 2.   Changes in Securities and Use of Proceeds............  17

Item 3.   Defaults upon Senior Securities......................  17

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................  17

Item 5.   Other Information....................................  17

Item 6.   Exhibits and Reports on Form 8-K.....................  18

Signatures.....................................................  19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the nine months ended June 30, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended June 30, 2005, follow.

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


INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Jagged Peak, Inc. (formerly Absolute Glass Protection, Inc.)

We have reviewed the accompanying balance sheet of Jagged Peak, Inc. (formerly Absolute Glass Protection, Inc.)(a Nevada corporation) as of June 30, 2005, the statements of operations for the three and six months ended June 30, 2005 and 2004, and the statements of cash flows for the six months ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

Beckstead and Watts, LLP has previously audited, in accordance with generally accepted auditing standards established by the Public Company Accounting Oversight Board (United States), the balance sheet of Jagged Peak, Inc. (formerly Absolute Glass Protection, Inc.) as of December 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated January 14, 2005, we expressed an unqualified opinion on those financial statements.


/s/ Beckstead and Watts, LLP
----------------------------
Beckstead and Watts, LLP

August 12, 2005

                              Jagged Peak, Inc.
                               Balance Sheet
                                 (Unaudited)


Balance Sheet

                                                                   June 30,
                                                                     2005
                                                                 ------------
Assets

Current assets:
   Cash                                                          $       133
                                                                 -----------
     Total current assets                                                133
                                                                 -----------
                                                                 $       133
                                                                 ===========

Liabilities and Stockholder's Equity

Current Liabilities:
Mandatorily redeemable/convertible preferred stock                    49,450
                                                                 ------------
    Total current liabilities                                         49,450

Stockholder's equity:

Common stock, $0.001 par value, 70,000,000 shares authorized,
   161,397 shares issued and outstanding as of 6/30/05                   161
Additional paid-in capital                                         3,138,285
 (Deficit) accumulated during development stage                   (3,187,763)
                                                                 ------------
                                                                      49,317
                                                                 ------------

                                                                 $       133
                                                                 ============


  The accompanying notes are an integral part of these financial statements.

                              Jagged Peak, Inc.
                           Statements of Operations
                                 (Unaudited)

Statements of Operations

             For the three months ended  For the nine months ended  September 14
                      June 30,                  June 30,                2001
              --------------------------  -----------------------  (Inception)to
                   2005        2004          2005          2004    June 30, 2005
              ------------  ------------  ---------- ------------ --------------
Revenue             $       -   $       -   $         -  $         -  $       -
                    ---------   ---------   -----------  -----------  ----------
Expenses:
 General and
  administrative
  expenses             31,561      22,749      118,676     730,739    1,705,479
 Depreciation and
  amortization              -      16,109            -      64,898      164,618
 Consulting
  expenses             30,000     216,667       69,428     537,001    1,289,506
 Compensation
  expense                   -     171,751       85,556     201,152      674,779
                    ---------   ---------   -----------  -----------  ----------
Total expenses         61,561     427,275      273,660   1,542,789    3,834,382
                    ---------   ---------   -----------  -----------  ----------

Other Income (Expense):
Interest Expense       (3,384)          -       (3,384)          -       (3,384)
Loss on
  impairment                -           -            -           -     (272,322)
Loss on
  settlement
  of lawsuit                -           -            -           -       (3,500)
Gain on debt
  Extinguishment      925,825           -      925,825           -      925,825
                    ---------   ---------  -----------  -----------  ----------
                      922,441           -      922,441           -      646,619
                    ---------   ---------  -----------  -----------  ----------
Net income(loss)    $ 860,880  $ (427,275) $   648,781  $(1,542,789)$(3,187,763)
                    =========  ==========  ===========  =========== ============
Weighted average
 number of
 common shares
 outstanding -
 basic and fully
 diluted              161,397      80,228       94,718       92,343
                    ========== ==========  ===========  ===========
Net income(loss)
 per   share -
 basic  and fully
 diluted            $    5.33   $   (5.32)  $     6.85  $    (16.71)
                    ========== ==========   ==========  ===========


  The accompanying notes are an integral part of these financial statements.

                              Jagged Peak, Inc.
                           Statements of Cash Flows
                                 (Unaudited)



Statements of Cash Flows
                               For the nine months ended
                                       June 30,            September 14, 2001
                               --------------------------    (Inception) to
                                   2005          2004        June 30, 2005
                               ------------  ------------  ------------------
Cash flows from operating activities
Net income (loss)              $   648,781   $(1,542,789)  $      (3,187,764)
Depreciation and amortization
  expense                                -        64,898             164,618
Amortization of deferred
  Compensation                      40,556       469,501             629,778
Shares issued for services          30,000         3,182           1,201,214
Shares issued for security
  deposit                                -             -              30,000
Shares issued for wages and
  debt extinguishment              802,857       555,000           1,357,857
Shares issued for legal
  settlement                             -             -               3,500
Gain on debt extinguishment       (925,825)            -            (925,825)
Loss on impairment of asset              -       272,332             272,332
Adjustments to reconcile net
 Income (loss) to net cash
 provided (used) by
 operating activities:
   Decrease in security deposit      5,000             -                   -
   Decrease in deferred lease
    acquisition costs                    -        16,572                   -
   Increase (decrease) in
     accounts payable              (24,388)       69,711                   -
   (Decrease) in accounts payable -
     related party                (406,227)            -                   -
   Increase (decrease) in
     wages payable                 (72,500)       67,500                   -
   Increase (decrease) in
     accrued expenses              (75,868)       47,773                   -
   Increase (decrease) in
     Deferred revenue              (77,400)       56,900                   -
                               ------------  ------------  -----------------
Net cash provided (used) by
  operating activities             (55,015)      (80,580)           (454,290)
                               ------------  ------------  ------------------

Cash flows from financing activities

Decrease in cash overdraft               -          (218)                  -
Notes payable                            -        (2,000)              8,000
Notes payable - related party       14,022        31,162             153,157
Manditorily redeemable
  preferred stock                        -             -              49,450
Manditorily redeemable preferred
  stock - related party                  -             -              24,005
Donated capital                          -             -                 510
Proceeds from stock issuance        40,800       178,500             219,300
                               ------------  ------------  ------------------
Net cash provided by financing
  activities                        54,822       207,444             454,422
                               ------------  ------------  ------------------
Net increase in cash                  (192)            -                 133
Cash - beginning                       325             -                   -
                               ------------  ------------  ------------------
Cash - ending                  $       133   $         -   $             133
                               ============  ============  ==================

Supplemental disclosures:
   Interest paid               $         -   $         -   $               -
                               ============  ============  ==================
   Income taxes paid           $         -   $         -   $               -
                               ============  ============  ==================

Non-cash investing and financing
 activities:
   Value of shares issued
     for services              $    30,000   $         -   $       1,201,214
                               ============  ============  ==================
   Number of shares issued
     for services                3,000,000             -           6,163,515
                               ============  ============  ==================
   Value of shares issued
     for wages and debt
     extinguishment            $   802,857   $   555,000   $       1,357,857
                               ============  ============  ==================
   Number of shares issued for
     wages and debt
     extinguishment              6,250,000     1,850,000           8,100,000
                               ============  ============  ==================



  The accompanying notes are an integral part of these financial statements.

                              Jagged Peak, Inc.
                                     Notes

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

NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2005, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3,187,763 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                              Jagged Peak, Inc.
                                     Notes

NOTE 3 - CONVERTIBLE DEBT

On December 29, 2004, the Company resolved to obtain short-term financing in the amount of $40,800 in the form of a convertible promissory note. The promissory note bears interest at a rate of 6% payable in cash or common stock at $.05 per share at the sole discretions of the lender and is due in full on December 28, 2005. At anytime, the lender may elect to convert all or any portion of the note to the Company's common stock at a rate of $.05 per share. On May 5, 2005, the debt was satisfied in full upon conversion into 4,080,000 shares of the common stock $0.001 par value. (See Footnote 4)

NOTE 4 - STOCKHOLDERS EQUITY AND DEFERRED COMPENSATION

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

                              Jagged Peak, Inc.
                                     Notes

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

On April 29, 2005, the Company issued 3,000,000 shares of its $0.001 par value common stock in exchange for services valued at $30,000.

On May 5, 2005, the Company entered into two separate debt conversion agreements, whereby the Company converted $40,800 debt to 4,080,000 common shares, par value $0.001. Additionally, the Company converted $62,500 of accrued salary into 6,250,000 restricted shares of .001 par value common stock.

On May 9, 2005, the Company effectuated a one-for-two hundred (1:200) reverse stock split.

NOTE 5 - DISPOSAL OF ASSETS & LIABILITIES

On June 30, 2005, the Company disposed of all of its existing assets and liabilities. This included the exchange of all of its debt with ASA, Inc. for any and all exclusive distribution rights of Thunder Box and/or Absolute Glass Protection products (i.e., glass protection/glass sealing products) and all Company assets. The Company assigned its rent obligations on its Las Vegas, NV property.

Based on the conversion of the Company's outstanding debts during the Quarter ended June 30, 2005, the Statement of Operations reflects a $925,825 gain on debt extinguishment.

                              Jagged Peak, Inc.
                                     Notes

NOTE 6 - RELATED PARTY TRANSACTIONS

On November 29, 2004, an officer and director loaned the Company cash in the amount of $4,000. During the nine months ending June 30, 2005, the same officer and director loaned the Company an additional $42,374. The loan does not bear interest and is due on demand. The balance due to the related party at June 30, 2005 is $0.

On May 5, 2005, the Company converted $62,500 of accrued salary owed to the former CFO of the Company into 6,250,000 restricted shares of common stock, par value $0.001. This conversion extinguished all of his accumulated accrued salary.


NOTE 7 - SUBSEQUENT EVENT

On July 2, 2005, the Company converted its manditorily redeemable Preferred shares to 1,000,0000 common shares, par value $0.001.

On July 8, 2005, the Company completed the acquisition of Jagged Peak, Inc., a Florida corporation ("Jagged Peak"), through a reverse triangular merger in which Jagged Peak merged with Absolute Glass Protection Acquisition Corporation, a Nevada corporation ("Absolute Sub") that was a wholly owned subsidiary of the Company with no assets or liabilities formed solely for the purpose of facilitating the merger. Jagged Peak was the surviving corporation in the merger with Absolute Sub and became a wholly owned subsidiary of the Company.

Immediately prior to the merger, the Company's stockholders owned 1,161,397 shares of the Company's common stock and there were no outstanding shares of preferred stock or warrants or options to acquire any capital stock of the Company. In connection with the merger, the Company's existing shareholders maintained their 1,161,397 shares of common stock and the Company issued 11,466,666 shares of its common stock to Jagged Peak's shareholders in conversion of all of the 4,873,357 shares of Jagged Peak's common stock outstanding on the date of the merger. Further, in connection with the merger, all of the 512,952 options outstanding to acquire shares of common stock of Jagged Peak were converted into 1,206,940 options to acquire shares of common stock of the Company.

To effectuate the Merger, the Company also deposited 200,000 shares of the Company's common stock, par value $0.001 into an escrow account, which shall cover any claims for breach of warranties, indemnities, covenants or undertakings contained in the Merger Agreement raised by Jagged Peak during the two-year period following the closing of the Merger.

In connection with the merger, the Company changed its name to Jagged Peak, Inc.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Jagged Peak, Inc., ("JGPK" or "the Company" or "Registrant") formerly known as Absolute Glass Protection, Inc. (or "the Company"), recently changed its business focus. Until July 8, 2005, the Company distributed a safety and security laminate that applies to window glass.

The Company's product line, as Absolute Glass Protection, offered a high-tech and high-performance micro-thin safety and security laminated film combination with options of single or multiple layers to meet the customers' protection requirements. Absolute Glass Protection had different product thicknesses which was designed to meet a variety of needs for glass protection. This business focus has not been successful for the Company.

The Company has achieved no revenues and no profitability as of June 30, 2005. Since the Company's inception, it has experienced an accumulated deficit of $(3,187,763).

On July 8, 2005, the Registrant completed the acquisition of Jagged Peak, a Florida corporation, through a reverse triangular merger in which Jagged Peak merged with Absolute Glass Protection Acquisition Corporation, a Nevada corporation, that was a wholly owned subsidiary of the Registrant with no assets or liabilities formed solely for the purpose of facilitating the merger. Jagged Peak was the surviving corporation in the merger with Absolute Sub and became a wholly owned subsidiary of the Registrant.

Results of Operations
---------------------

Since the Company's inception (September 14, 2001) through the period ending June 30, 2005, the Company has generated no revenues and a net loss of $(3,187,763). For its three months period ended June 30, 2005, the Company realized a net income of $860,880 or $5.33 per share as compared to a loss of $(427,275) or $(5.32) per share for the same period last year. The gain realized on debt extinguishment of $925,825 was responsible for the net income for the three-month period ended June 30, 2005 versus the loss incurred for the same period last year. Consulting expenses decreased to $30,000 for the three-month period ended June 30, 2005 as compared to $216,667 for the same period last year. Further, compensation expenses decrease to $0 for the Quarter ended June 30, 2005, as compared to $171,751 for the same period last year.

For its nine months period ended June 30, 2005, the Company realized a net income of $648,781 or $6.85 per share as compared to a loss of $(1,542,789) or $(16.71) per share for the same period last year. This change in net income represented the gain realized on debt extinguishment of $925,825, lower general and administrative, depreciation and amortization, consulting, and compensation expenses during the nine months ended June 30, 2005 compared to the same period last year.


Plan of Operations
------------------

Until July 2005, the Company has been developing its marketing plan to identify a customer base for the application and sale of its line of safety and security laminated film products. This business plan has been unsuccessful.

On July 8, 2005, the Company changed its business focus towards the development of a demand chain (sell side) software application platform, related technology solutions, and as a fulfillment services provider. Its EDGE (Enterprise Dynamic Global Engine{trademark}) is real time, web based demand (sell side) management software. EDGE is designed to enable clients to aggregate their traditional and e business (e-commerce, customer service, call center and other business process automation portals) transactions in real time. EDGE application allows the clients to manage in EDGE application most aspects of the customer information, catalog and inventory activities, order distribution and management and other related activities. The EDGE application helps companies succeed in today's on-demand world by making it easier and more efficient for customers, dealers and distributors to conduct business with the enterprise. EDGE provides real-time visibility and event management of demand-side supply chain activities and enables companies to optimize distributed order management and demand chain execution processes.

In conjunction with its EDGE software solution, Jagged Peak's third party fulfillment (3PF) services provide companies with a single source solution to provide assembly, pick and pack, inventory management, storage, product distribution and logistics activities from multiple distribution points, globally, in a real-time, in a fully integrated environment.

Jagged Peak Inc., the Surviving corporation, was the result of a merger between Compass Marketing Services Inc. ("Compass") and IBIS Business Internet Solutions Inc. Compass Marketing Services, Inc. ("Compass"), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. (the "Company").

The Company's principal line of business is providing technology solutions and related services, which include supply chain, E-commerce, and distributive order management. These, and related order fulfillment services, are based on Jagged Peak's EDGE (Enterprise Dynamic Global Engine) software application. The corporate headquarters are located in Tampa,

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity since its inception has been the sale of shares of common stock to shareholders, and the issuance of shares for the purchase of property and equipment. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

In June, 2005, the Registrant disposed of all of its existing assets and liabilities. This included the exchange of all of its debt with ASA, Inc. for any and all exclusive distribution rights of Thunder Box and/or Absolute Glass Protection products (i.e., glass protection/glass sealing products) and all assets remaining in Absolute Glass Protection. Further, the Registrant paid $100,000 to one of its former officers in exchange for all the remaining debt owed by the Registrant prior to the merger, which included accrued salary owed. And, the Registrant assigned its rent obligations on its Las Vegas, NV property. Therefore, at the time of the merger with Jagged Peak, the Registrant had no assets or any outstanding debt obligations.

The Company has incurred significant net losses and negative cash flows from operations since its inception. As at June 30, 2005, the Company has not recognized revenue to date and has accumulated operating losses of approximately $3,187,763 since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Additional capital may not be available when required or on favorable terms. If adequate funds are not available, we may be required to significantly reduce or refocus our operations, which could have a material adverse effect on our business, financial condition and results of operations. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to our existing stockholders

On July 8, 2005, the Company completed the acquisition of Jagged Peak, Inc., a Florida corporation ("Jagged Peak"), through a reverse triangular merger in which Jagged Peak merged with Absolute Glass Protection Acquisition Corporation, a Nevada corporation ("Absolute Sub") that was a wholly owned subsidiary of the Company with no assets or liabilities formed solely for the purpose of facilitating the merger. Jagged Peak was the surviving corporation in the merger with Absolute Sub and became a wholly owned subsidiary of the Company.

With the acquisition of Jagged Peak Inc, and subsequent name change to Jagged Peak, Inc., the Registrant's management believes that it has obtained sufficient funds to continue in operation for the near future.

Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "JGPK." A limited market exists for the trading of the Company's
common stock.   During the Quarter ending June 30, 2005, there has
been trading activity in the Common Stock, however, there are no assurances this trading activity will continue in the future for the Common Stock.

The Company did not repurchase any of its shares during the first, second or third quarters of the fiscal year covered by this report.

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company from time-to-time may be involved in litigation incident to the conduct of its business. Certain litigation with first parties and present and former shareholders of the Company are routine and incidental. As of the date of this Quarterly Report, neither the Company nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against any of our officers or directors.

ITEM 2.  Changes in Securities and Use of Proceeds

On April 29, 2005, the Registrant issued 3,000,000 shares to its director/ officer for services provided to the Company.

On May 5, 2005, the Registrant issued 4,080,000 restricted shares of common stock of Absolute Glass Protection, Inc. as conversion of a convertible promissory note evidencing a loan to the Company in the aggregate amount of $40,800.

On May 5, 2005, the Registrant issued 6,250,000 restricted shares of common stock of Absolute Glass Protection, Inc. to Michael I. Kling, former Chief Financial Officer of the Registrant, for a debt obligation of $62,500 owed to Mr. Kling as accrued and unpaid remuneration on the books of the corporation.

The restricted shares will not be registered under the Securities Act of 1933, as amended (the "Act") and will be issued in the reliance upon the exemption from registration provided by section 4(2) of the Act, on the basis that the issuance of these shares do not involve a public offering.

On May 9, 2005, the Company effectuated a one-for-two hundred (1:200) reverse stock split.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

May 24, 2005, the Company sent a Proxy Statement, on Schedule 14c, to its shareholders, regarding the one-for-two hundred (1:200) reverse stock split.


ITEM 5.  Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   31.1 Certifications of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certifications of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K
------------------------

The Company filed a Current Report dated April 29, 2005, pursuant to Item 3.02 ("Unregistered Sales of Equity Securities"); and Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers").

The Company filed a Current Report dated May 5, 2005, pursuant to Item 3.02 ("Unregistered Sales of Equity Securities"); and Item 9.01 ("Exhibits") entitled, "Debt Conversion Agreements."

The Company filed a Current Report dated May 5, 2005, pursuant to Item 3.02 ("Unregistered Sales of Equity Securities"); and Item 9.01 ("Exhibits") entitled, "Debt Conversion Agreements."


Subsequent Reports on Form 8-K
------------------------------

The Company filed a Current Report dated July 8, 2005, pursuant to Item 1.01 ("Entry into a Material Definitive Agreement"); Item 2.01 ("Completion of Acquisition or Disposition of Assets"); Item 3.02 ("Unregistered Sales of Equity Securities"); Item 5.01 ("Changes in Control of Registrant"); Item 8.01 ("Change in Fiscal Year"); Item 8.02 ("Other Events") and Item 9.01 ("Financial Statements and Exhibits"), regarding the merger with Jagged Peak, Inc.

The Company filed a Current Report dated July 11, 2005, pursuant to Item 5.03 ("Amendments to Articles of Incorporation or Bylaws; Change in Fiscal
Year") and Item 9.01 ("Exhibits"), entitled "corporate name change".

                                 SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            JAGGED PEAK, INC.
                                          ---------------------
                                               Registrant

Dated:  August 15, 2005


                                      By: /s/ Paul B. Demirdjian
                                      --------------------------------
                                           Paul B. Demirdjian
                                           Chief Executive Officer