Form 10QSB
period 2005-09-30
JAGGED PEAK, INC.
filed 2005-11-14
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 000-31715

Jagged Peak, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2007478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 N. Rocky Point Drive, Suite 1250, Tampa, FL 33607

(Address of principal executive offices, including zip code)

(800) 430-1312

(Registrant’s telephone number, including area code)

Not applicable

(Former name or former address, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 13,994,759 shares of common stock issued and outstanding as of November 10, 2005.

Traditional Small Business Disclosure Format (check one)    Yes  ☐    No  ☒

PART I

FINANCIAL INFORMATION

13 and 39 Week Periods Ended

September 30, 2005 (Unaudited) and the

13 and 40 Week Periods Ended October 1, 2004 (Unaudited)

Jagged Peak, Inc.

Balance Sheet

September 30, 2005 (Unaudited)

Assets
Current assets:
Cash	$78,000
Account receivable, net of allowance for doubtful accounts of $65,000	989,400
Work in process	169,200
Deferred tax asset	15,800
Deposits and other current assets	197,100

Total current assets	1,449,500

Property and equipment, net of accumulated depreciation of $1,439,200	405,200

Other assets:
EDGE Platform, net of accumulated amortization of $618,200	653,300
Deferred tax asset Other assets	606,100 1,084,800

Total other assets	2,344,200

Total assets	$4,198,900

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,063,100
Accrued payroll	252,400
Other accrued expenses	138,700
Deferred rent	166,400
Notes payable, current portion	833,300
Notes payable, related parties	95,000
Deferred revenue and customer deposits	509,600

Total current liabilities	3,058,500

Long-term liabilities:
Notes payable, net of current portion and unamortized discount of $99,700	125,300

Total long-term liabilities	125,300

Stockholders’ equity:
Common stock, $.001 par value; 70,000,000 shares authorized; 13,494,759 shares issued and outstanding	13,500
Additional paid-in capital	1,963,000
Accumulated deficit	(961,400)

Total stockholders’ equity	1,015,100

Total liabilities and stockholders’ equity	$4,198,900

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	September 30, 2005	October 1, 2004	39 Weeks Ended September 30, 2005	40 Weeks Ended October 1, 2004
Revenues	$2,087,900	$1,733,300	$6,795,100	$6,479,500

Cost of sales	1,112,600	891,000	3,516,000	3,066,000

Gross profit	975,300	842,300	3,279,100	3,413,500

Operating expenses:

General and administrative expenses	1,444,100	1,024,800	3,929,500	3,753,100

Operating loss	(468,800)	(182,500)	(650,400)	(339,600)

Other expenses:
Interest expense	66,200	4,500	157,100	15,200
Other expense, net	0	8,000	0	8,000

Total other expenses	66,200	12,500	157,100	23,200

Loss before tax benefit	(535,000)	(195,000)	(807,500)	(362,800)

Provision for income tax benefit	(140,000)	(51,000)	(211,100)	(128,500)

Net loss	$(395,000)	$(144,000)	$(596,400)	$(234,300)

Weighted average number of common shares outstanding – basic & fully diluted	12,690,411	11,466,666	11,878,972	11,466,666

Net loss per share – basic & fully diluted	$(0.03)	$(0.01)	$(0.05)	$(0.02)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Changes in Stockholders’ Equity

39 Weeks Ended September 30, 2005 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2003	11,466,666	$4,900	$765,400	$(55,400)	$(5,600)	$709,300
Net loss				(309,600)		(309,600)

Balance, December 31, 2004	11,466,666	4,900	765,400	(365,000)	(5,600)	399,700
Warrants issued in connection with long term debt			111,000			111,000
Reverse acquisition	1,161,426	7,700	(13,300)		5,600	0
Issuance of common stock held in escrow as part of the acquisition agreement	200,000	200	253,800			254,000
Issuance of common stock for services	666,667	700	846,100			846,800
Net loss for the period				(596,400)		(596,400)

Balance, September 30, 2005	13,494,759	$13,500	$1,963,000	$(961,400)	$0	$1,015,100

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	39 Weeks Ended September 30, 2005	40 Weeks Ended October 1, 2004
Operating activities
Net loss applicable to stockholders	$(596,400)	$(234,300)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	385,600	304,400
Non-cash consulting expense	21,000
Amortization related to long term debt	11,300
Adjustment to allowance for bad debt expense
(Increase) decrease in:	45,000	30,200
Accounts receivable	319,200	325,000
Work-in-process	(127,300)	11,900
Other current assets	(41,400)	(14,500)
Other assets	(90,100)
Deferred tax asset	(78,500)	(261,100)
Increase (decrease) in:
Accounts payable	98,800	89,900
Accrued salaries	(6,500)	(15,800)
Accrued expenses	96,500	(184,700)
Deferred rent	60,500	66,200
Deferred tax liability	(132,600)	132,600
Other liabilities	(52,200)	(252,100)

Total adjustments	509,300	232,000

Net cash used by operating activities	(87,100)	(2,300)

Investing activities
Advances made to related parties		(111,800)
Acquisition of property and equipment	(12,000)	(320,300)
Acquisition/development of software - EDGE Platform	(268,300)	(391,600)

Cash flows used by investing activities	(280,300)	(823,700)

Financing activities
Payments made on capital leases	(10,900)	(23,000)
Net proceeds and payments on bank credit line	100,000	138,400
Proceeds from notes payable and warrants issued	250,000	756,900
Proceeds from related party notes payable	95,000
Payments on notes payable	(74,900)	(200,000)

Cash flows provided by financing activities	359,200	672,300

Net decrease in cash	(8,200)	(153,700)

Cash, beginning of period	86,200	264,200

Cash, end of period	$78,000	$110,500

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$121,000	$15,000

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 and 39-Week Periods Ended September 30, 2005 and the 13 and

40-Week Periods Ended October 1, 2004

1. General Background Information

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. (the “Company”).

The Company’s principal line of business is providing technology solutions and related services, which include supply chain, E-fulfillment, and distributive order management. These, and related order fulfillment services, are based on Jagged Peak’s EDGE (Enterprise Dynamic Global Engine) software application. The corporate headquarters are located in Tampa, Florida.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the period ended September 30, 2005 consists of 39 weeks and the period ended October 1, 2004 consists of 40 weeks.

On July 8, 2005, Absolute Glass Protection, Inc. (“Absolute”) completed the acquisition of Jagged Peak, Inc. a Florida corporation (“Jagged Peak”), through a reverse triangular merger in which Jagged Peak merged with Absolute Glass Protection Acquisition Corporation, a Nevada corporation (“Absolute Sub”) that was a wholly owned subsidiary of Absolute with no assets or liabilities formed solely for the purpose of facilitating the merger (the “Merger”). This transaction is accounted for as a reverse merger, with Jagged Peak treated as the accounting acquirer for financial statement purposes. This transaction closed effective July 8, 2005, and Absolute changed its corporate name to “Jagged Peak, Inc.”

2. Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at September 30, 2005, (b) the results of operations for the 13 weeks ended September 30, 2005 and October 1, 2004 and for the 39 weeks ended September 30, 2005 and the 40 weeks ended October 1, 2004, (c) the statement of changes in stockholders’ equity ended September 30, 2005, and (d) cash flows for the 39 weeks ended September 30, 2005 and the 40 weeks ended October 1, 2004, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52 week period ended December 31, 2004 and the unaudited 26 week period ended July 1, 2005, as contained in our 8-K/A filing. The results of operations for the 13 and 39 weeks ended September 30, 2005 are not necessarily indicative of those to be expected for the entire year.

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation on deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

Revenue Recognition

The company recognizes revenues in accordance with Statement of Position (SOP) 97-2, (Software Revenue Recognition) as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Revenue from software license agreements is recognized when an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the relative fair value of each of the elements. Maintenance and support agreement revenues are amortized over the contract period, which is usually one year.

Additional technology revenues are derived from software development services, managed services, transaction fees, and consulting and customized technology assignments. Revenue from technology service arrangements and software development services is recognized as services are provided or on the percentage of completion method for those arrangements with specified milestones. The percentage of completion is based on labor hours incurred to total labor hours expected to be incurred.

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. Work in process represents unbilled costs and services.

Software Development and Enhancements

Software development and enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. The amounts capitalized were approximately $268,300 and approximately $391,600 during the 39-week period ended September 30, 2005 and the 40-week period ended October 1, 2004, respectively. The amounts capitalized were approximately $55,600 and approximately $255,800 during the 13-week periods ended September 30, 2005 and October 1, 2004, respectively. Amortization expense related to capitalized software and charged to operations for the 39-week period ended September 30, 2005 and the 40-week period ended October 1, 2004 were approximately $277,500 and approximately $165,300, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivables.

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

During the 39 week period ended September 30, 2005 and the 40 week period ended October 1, 2004, sales to four and three customers amounted to approximately $4,394,000 and $3,501,500, respectively, or 65% and 54% of total revenues, respectively. Accounts receivable from these customers at September 30, 2005 amounted to approximately $531,600 or 50% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $65,000 and $17,000 is considered necessary as of September 30, 2005 and October 1, 2004, respectively. Although management believes that account receivables are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 30, 2005 by approximately $5,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 39-week period ended September 30, 2005 and the 40-week period ended October 1, 2004, there was no impairment of intangible assets.

Estimated Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. There is no valuation allowance as of September 30, 2005.

Stock-Based Compensation

The Company accounts for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma net income and earnings per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. For the 39-week period ended September 30, 2005 and the 40-week period ended October 1, 2004 there was no stock-based employee compensation expense recorded.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was 11,878,972 and 11,466,666 for the 39-week period ended September 30, 2005 and the 40-week period ended October 1, 2004, respectively. The diluted weighted average number of shares was 12,343,172 and 11,466,666 for the 39-week period ended September 30, 2005 and the 40-week period ended October 1, 2004, respectively.

Common stock equivalents for the 39-week period ended September 30, 2005 and the 40-week period ended October 1, 2004 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended September 30, 2005 excludes approximately 464,200 shares that could dilute earnings per share in future periods.

Recently Issued Financial Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change to the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2006 fiscal year.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires the measurement of the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or Quarterly reporting period that begins after December 15, 2005. The Company cannot precisely determine the future impact on earnings that will result from the adoption of SFAS No 123R.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after, and not contemplated at the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of September 30, 2005 this pronouncement had no impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Other Assets

Other assets is primarily related to deferred offering costs of approximately $515,000, escrowed funds related to the acquisition of approximately $254,000 and prepaid consulting fees of approximately $315,000. These assets are primarily the result of stock issuances. The deferred offering costs are classified as long-term intangible assets and will be offset against capital that is raised related to the offering or if no capital is raised, will be expensed in the period in which the offering is terminated. The prepaid consulting fees will be expensed over the five-year agreement.

4. Stock Options

The Company’s 2000 Stock Incentive Plan (the “Plan”) authorizes up to 100,000 shares of common stock to any employee or consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but shall in no event be less than the par value of common stock. The option price for incentive stock options shall not be less than the fair market value of one share of common stock on the date of grant. The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the committee determines that special circumstances warrant a lower exercise price.

A summary of the Company’s stock option activity is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Options outstanding, December 31, 2003	926,539	$0.90
Granted	152,940	1.28
Exercised	0	0
Expired, forfeited	(105,881)	1.28

Options outstanding, December 31, 2004	973,598	0.91
Granted	233,342	0.01
Exercised	0	0
Expired, forfeited	414,777	0.76

Options outstanding, September 30, 2005	792,163	$0.73

The following table summarizes information about options outstanding and exercisable as of September 30, 2005:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01-$1.50	792,163	4.14 years	$0.73	4.14 years	792,163	$0.73

The weighted average estimated fair value of stock options granted during 2005 and 2004 was $0.01 and $1.28 per share, respectively.

5. Acquisition

On July 8, 2005, Absolute Glass Protection, Inc. (“Absolute”) completed the acquisition of Jagged Peak, Inc. a Florida corporation (“Jagged Peak”), through a reverse triangular merger in which Jagged Peak merged with Absolute Glass Protection Acquisition Corporation, a Nevada corporation (“Absolute Sub”) that was a wholly owned subsidiary of Absolute with no assets or liabilities formed solely for the purpose of facilitating the merger (the “Merger”). This transaction is accounted for as a reverse merger, with Jagged Peak treated as the accounting acquirer for financial statement purposes. This transaction closed effective July 8, 2005, and Absolute changed its corporate name to “Jagged Peak, Inc.”

Immediately prior to the Merger, Absolute’s stockholders owned 1,161,426 shares of Absolute’s common stock and there were no outstanding shares of preferred stock or warrants or options to acquire any capital stock of Absolute. In connection with the Merger, Absolute’s existing shareholders maintained their 1,161,426 shares of common stock and Absolute then issued 11,466,666 shares of its common stock to Jagged Peak’s shareholders in conversion of all of the 4,873,357 shares of Jagged Peak’s common stock outstanding on the date of the Merger. Further, in connection with the Merger, all of the 512,952 options outstanding to acquire shares of common stock of Jagged Peak were converted into 1,206,940 options to acquire shares of common stock of Absolute.

Pro-forma financial statements are not presented because the acquisition was deemed not significant and the pro-forma financials statement for the continuing operations of the surviving entity is not materially different from the financial statements presented.

As part of the Merger, Absolute will also deposit 200,000 shares of common stock into an escrow account, to cover any claims for breach of warranties, indemnities, covenants or undertakings contained in the Merger Agreement which Jagged Peak might assert during the two-year period following the closing of the Merger.

6. Equity

On July 5, 2005, the Company entered into a five-year agreement with a consulting firm to provide consulting services in connection with the Company’s efforts in raising capital through equity funding. Upon the completion of the Merger, the consulting firm received 333,334 shares of the Company’s common stock as a prepayment on its consulting services. The cost of these shares of common stock was calculated using a 21-day weighted moving average of the Company’s common stock’s closing price from the date of the completion of the Merger and amortized over the life of the agreement.

In addition, upon execution of the agreement the consulting firm received an initial retainer of $60,000, which will then be due and payable. The consulting firm agrees to initially accrue this retainer until the Merger is completed and proceeds from the Company’s equity funding efforts are received. An additional retainer of $10,000 per month will be accrued until the Company receives proceeds from the equity funding efforts and will continue for an additional twenty (20) months after the proceeds from the equity funding are received, and will be due and payable in advance of each month. After the twenty (20) months have concluded, the monthly retainer will be renewed only upon the mutual agreement of the parties.

An additional 333,333 shares of the Company’s common stock was deposited in an escrow account and will be distributed to the consulting firm in agreed upon increments once specified levels of equity funding has been received by the Company.

In the event that the surviving company raises at least $1,000,000 in equity financing by December 31, 2005, the Company is obligated to buy back 394,462 post merger shares from a certain individual at a cost of $83,800.

7. Subsequent Event

In October of 2005, the company entered into a subscription agreement to sell 1,000,000 shares at $.70 per share and up to an additional 1,000,000 shares at $.70 per share before December 31, 2005. Related to this subscription agreement the Company has issued 500,000 shares.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operation

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our Company

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. (the “Company”).

The Company’s principal line of business is providing technology solutions and related services, which include supply chain, E-fulfillment, and distributive order management. These, and related order fulfillment services, are based on Jagged Peak’s EDGE (Enterprise Dynamic Global Engine) software application. The corporate headquarters are located in Tampa, Florida.

For the 13 week period ended September 30, 2005 compared to the 13 week period ended October 1, 2004

Revenues increased approximately $354,600, or 20%, to approximately $2,087,900 for the thirteen weeks ended September 30, 2005, as compared to approximately $1,733,300 for the thirteen week period ended October 1, 2004. The increases in revenue primarily relate to (i) continued expansion of services to existing customers (ii) new customers resulting from new marketing efforts and (iii) increases in non-seasonal services.

Costs of sales, which consist primarily of labor, software amortization, technology, postage, freight, and packing supplies increased by approximately $221,600, or 24%, to approximately $1,112,600 for the thirteen week period ended September 30, 2005, as compared to approximately $891,000 for the thirteen week period ended October 1, 2004. As a percentage of revenues cost of sales amounted to approximately 53% of related revenues for the thirteen weeks ended September 30, 2005, as compared with approximately 51% for the thirteen week period ended October 1, 2004. Increased costs of service for the year resulted primarily from (i) increased amortization of the EDGE software and (ii) costs related to increased shipping revenue.

General and administrative expenses increased by approximately $419,300 or 40% to approximately $1,444,100 for the thirteen week period ended September 30, 2005 as compared to approximately $1,024,800 for the thirteen week period ended October 1, 2004. The increase of general and administrative expenses resulted primarily from (i) increased personnel and other overhead expenses related to the sales and marketing plan (ii) more than $250,000 of expense recognized in this period that directly related to the reverse merger, (iii) the completion of the 6i version of EDGE, which we are now in the process of converting our customers to, (iv) depreciation and amortization of assets and (vii) increases in expenses directly related to being a public entity. The Company had anticipated these increases in general and administrative costs in connection with the reverse merger and the sales and marketing plan and believes it will be able to reduce expenses as compared to revenue as the expenses related to the merger are completed and as the Company is able to implement its growth strategies.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $535,000 for the thirteen week period ended September 30, 2005, compared with the loss from continuing operations before provisions for income taxes of approximately $195,000 for the thirteen week period ended October 1, 2004.

The income tax benefit was approximately $140,000 for the thirteen-week period ended September 30, 2005 compared to an income tax benefit of approximately $51,000 for the thirteen-week period ended October 1, 2004. Differences between the effective tax rate used for 2005 and 2004, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 30, 2005 the Company had federal and state net operating loss carry-forwards totaling approximately $1,200,000, which begin to expire in 2024.

Basic loss per share from continuing operations for the thirteen-week period ended September 30, 2005 was $.03, compared with basic loss of $.01 for the thirteen-week period ended October 1, 2004.

For the 39 week period ended September 30, 2005 compared to the 40 week period ended October 1, 2004

Revenues increased approximately $315,600, or 4%, to approximately $6,795,100 for the 39-week period ended September 30, 2005, as compared to approximately $6,479,500 for the 40-week period ended October 1, 2004. The increases in revenue on a comparable basis would be approximately 3% higher due to the differences in weeks included in the compared periods and primarily relate to (i) continued expansion of services to existing customers and (ii) new customers resulting from marketing efforts. The Company has substantially completed a new version of the EDGE software and will begin a marketing campaign focused on e-fulfillment in the following quarters to increase sales.

Costs of sales, which consist primarily of labor, software amortization, technology, postage, freight, and packing supplies increased by approximately $450,000, or 14%, to approximately $3,516,000 for the 39-week period ended September 30, 2005, as compared to approximately $3,066,000 for the 40-week period ended October 1, 2004. As a percentage of revenues cost of sales amounted to approximately 51% of related revenues for the 39-week period ended September 30, 2005, as compared with approximately 47% for the 40-week period ended October 1, 2004. Increased costs of service and increases as a percentage of revenue resulted primarily from (i) increased amortization of the EDGE software and (ii) costs related to increased shipping revenue. Executive management has started the implementation of it strategic plan to change the infrastructure; production and technology to enable the Company to increase productivity without significant additional resources and allow the Company to better capitalize on economies of scale as revenues increase.

General and administrative expense increased by approximately $176,400 or 4% to approximately $3,929,500 for the 39-week period ended September 30, 2005 as compared to approximately $3,753,100 for the 40-week period ended October 1, 2004. General and administrative expenses would have increased approximately 3% higher due to the difference in the weeks included in the comparable periods. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) more than $350,000 of expense directly related to the reverse merger (iii) the completion of the 6i version of EDGE, which we are now in the process of converting our customers to, (iv) depreciation and amortization of assets, and (vii) increases in expenses directly related to being a public entity. These increases were offset by decreases of personnel and elimination of unnecessary expenses. Management will continue to implement strategies to maintain low general and administrative expenses while building a scaleable infrastructure.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $807,500 for the 39-week period ended September 30, 2005, compared with the loss from continuing operations before provisions for income taxes of approximately $362,800 for the 40-week period ended October 1, 2004.

The income tax benefit was approximately $211,100 for the 39-week period ended September 30, 2005 compared to an income tax benefit of approximately $128,500 for the 40-week period ended October 1, 2004. Differences between the effective tax rate used for 2005 and 2004, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 30, 2005 the Company had federal and state net operating loss carry-forwards totaling approximately $1,200,000, which begin to expire in 2024.

Basic loss per share from continuing operations for the 39-week period ended September 30, 2005 was $.05, compared with basic loss of $.02 for the 40-week period ended October 1, 2004.

Critical Accounting Policies and Estimates

Use of Estimates

The Company prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation on deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made, as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

Revenue Recognition

The company recognizes revenues in accordance with Statement of Position (SOP) 97-2, (Software Revenue Recognition) as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Revenue from software license agreements is recognized when an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectibility is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the relative fair value of each of the elements. Maintenance and support agreement revenues are amortized over the contract period, which is usually one year.

Additional technology revenues are derived from software development services, managed services, transaction fees, and consulting and customized technology assignments. Revenue from technology service arrangements and software development services is recognized as services are provided or on the percentage of completion method for those arrangements with specified milestones. The percentage of completion is based on labor hours incurred to total labor hours expected to be incurred.

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. Work in process represents unbilled costs and services.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivables.

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

During the 39 week period ended September 30, 2005 and the 40 week period ended October 1, 2004, sales to four and three customers amounted to approximately $4,394,000 and $3,501,500, respectively, or 65% and 54% of total revenues, respectively. Accounts receivable from these customers at September 30, 2005 amounted to approximately $531,600 or 50% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $65,000 and $17,000 is considered necessary as of September 30, 2005 and October 1, 2004, respectively. Although management believes that account receivables are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 30, 2005 by approximately $5,000. We do not accrue interest on past due receivables.

Contingent Liabilities

In the normal course of business the Company is party to legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA

EBITDA for the 39-week period ended September 30, 2005 was approximately $(264,800) compared to approximately $(43,200) in the comparable period of the prior year. The increase in the EBITDA loss directly relates to the reverse acquisition expenses incurred during the period. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the period ended
	September 30, 2005	October 1, 2004
Net loss as reported	$(596,400)	$(234,300)
Income tax benefit	(211,100)	(128,500)
Interest expense	157,100	15,200
Depreciation and amortization	385,600	304,400

EBITDA	$(264,800)	$(43,200)

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report earnings “EBITDA” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, EBITDA is useful measures of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to pay outstanding liabilities.

Liquidity and Capital Resources

As of September 30, 2005 the Company has approximately $1,600,000 of negative working capital and has cash and cash equivalents of approximately $78,000, compared with approximately $86,000 of cash and cash equivalents at December 31, 2004. A significant portion of this negative working capital is related to the classification of long-term debt as short term due to the Company being in default under certain financial covenants and the timing of accounts payable payments. The Company anticipates that through the sale of securities and by restructuring the debt, the Company will be able to have positive working capital by the end of the first quarter of 2006.

During the 39-week period ended September 30, 2005 cash has decreased by approximately $8,000. During the 39-week period ended September 30, 2005 there were significant losses from operations, which includes approximately $350,000 of costs incurred related to the reverse merger and development of the EDGE Platform which was primarily offset by (i) the net increase of approximately $360,000 in debt; (ii) the significant decrease in the accounts receivable; (iii) the significant non-cash expenses, including but not limited to depreciation and amortization and (iv) other changes in assets and liabilities. Management expects to have negative cash flow from operation in the short term, while the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans. Management expects this trend to slow and become positive cash flow from operations as the product becomes more mature in the market and the Company is able to capitalize on its technology investments.

The Company has embarked on marketing activities, upgrades to technology and increasing infrastructure that it believes will enhance cash flows and business opportunities in the future. In addition, the Company uses its warehouse to provide a portion of its e-fulfillment services. When the Company outgrows the capabilities of this warehouse facility, the Company may elect to outsource these additional fulfillment service arrangements to other warehouse services providers, or elect to add additional warehouse space. There is no assurance that we will be able to obtain financing on terms favorable to the Company or successfully implement infrastructure growth strategies.

Our strategy is to continue to expand primarily through internal development. Our ability to implement our growth will depend on a number of factors, which may be beyond our control. There can be no assurance that we will be successful in implementing our growth strategy. Our ability to implement our growth strategy will also be dependent upon obtaining adequate financing. We may not be able to obtain financing on favorable terms.

From time to time the Company may become a defendant in legal proceedings in the normal course of business. Since the Company has not established a reserve in connection with such claims or any general reserve for legal expenses or claims, any such liability, if at all, would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company’s overall financial condition, could adversely affect the Company’s results of operations in the period recorded.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Jagged Peak, Inc., and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the evaluation date.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has sold its common and preferred shares during the past three years. The following information is a summary of such sales as required under Item 701 (Rule 228.701) of Regulation S-B:

Date	Type of Securities	Shares/Description	Additional Information	Amount of Securities
7/8/2005	Common Stock	11,466,666	Conversion of shares in merger	$0
11/1/05	Common Stock	500,000	Sale of shares	$350,000

No proceeds from the sales of securities has been used, however management expects to use these funds for operations and various marketing campaigns.

Item 3. Defaults Upon Senior Securities

During the 39-week period ended September 30, 2005, the Company was in default on the financial covenants of the Company’s bank loans and bank line of credit. These financial ratios are measured on a semi-annual basis and will be measured again at the end of 2005. Until the next measurement date the liabilities will continue to be classified as short term. It is management’s belief that it is highly unlikely the bank will demand payment, foreclose its security interest or lien against the Company’s accounts without notice, or exercise other rights or remedies as provided under the note or other loan documents.

Item 4. Submission of Matters to a Vote of Security Holders

During the 39-week period ended September 30, 2005, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

The Company does not have any other material information to report with respect to the 39 week period ended September 30, 2005.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated November 10, 2005
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2	Certification of the Chief Financial Officer, dated November 10, 2005
(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated November 10, 2005 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated November 10, 2005 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

(b)	Reports on Form 8-K –

The Company filed five reports on Form 8-K related to activities during the fiscal quarter ended September 30, 2005.

Date of Report	Items Reported
July 8, 2005	Item 1.01 Entry into a Material Agreement, Item 2.01 Completion of Acquisition, Item 3.02 Unregistered Sale of Equity Securities, Item 5.01 Changes in Control of Registrant, Item 8.01 Change in Fiscal Year and Item 9.01 Financial Statements and Exhibits.

July 11, 2005	Item 5.03 Amendments to Articles of Incorporation and Item 9.01 Financial Statements and Exhibits.

August 16, 2005	Item 4.01 Changes in Registrant’s Certifying Accountant.

August 30, 2005	Item 9.01 Financial Statements and Exhibits.

October 12, 2005	Item 5.02 Election of Director or Principal Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 10, 2005
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	November 10, 2005
Andrew J. Norstrud	Date
Chief Financial Officer