Form 10KSB
period 2005-12-30
JAGGED PEAK, INC.
filed 2006-03-30
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-31715

Jagged Peak, Inc.

(Exact name of registrant as specified in its charter)

Nevada	91-2007478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 N. Rocky Point Drive, Suite 1250, Tampa, FL	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 430-1312

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:

Common Stock, par value $.001 per share

Check whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year ended December 30, 2005 was $9,682,000.

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 15, 2006 was $27,550,151.

There were 13,844,297 shares of the Registrant’s $.001 par value common stock outstanding as of March 15, 2006.

Transitional Small Business Format (check one).    Yes  ☒    No  ☐

Jagged Peak, Inc.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED

DECEMBER 30, 2005

PART I

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Particular to The Company’s Business” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Item 1. Description of Business

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is headquartered in Tampa, Florida, providing outsourced e-commerce solutions. The Company’s proprietary Enterprise Dynamic Global Engine (“EDGE”) software is a multi language, completely web-based solution, which allows our clients to promote and maintain their brands while leveraging our investment in infrastructure and technology. Our clients access our platform over the Internet, enabling companies to capture orders through e-commerce or other business to business portals, control and coordinate distribution of orders, manage inventory, and fulfill orders electronically or physically across multiple suppliers, warehouses and partners in real-time. From a shopper perspective, end-users enter the client site and seamlessly communicate with EDGE. End-users can then browse for products, create orders online and pay for those orders, once orders are processed, we either deliver the products digitally through the Internet or communicate the order seamlessly to either our own fulfillment warehouse or to various third-party fulfillment agencies for physical delivery, which is all based on established client business rules to ensure optimal delivery performance.

Jagged Peak’s multi-channel, enterprise EDGE software solution provides a comprehensive, integrated platform for e-business management that supports a broad range of applications. EDGE enables clients to create complex and robust e-commerce solutions and permits users real-time online order processing, order tracking, order fulfillment, order settlement, dynamic catalog management, customer relation management, marketing and reporting. The EDGE technology is built to industry-standard best practices, allowing it to integrate seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers customers its software with a flexible managed services transaction based pricing model. Jagged Peak also offers its customers third party fulfillment services that are typically bundled with its software and included in a turnkey “web-to-ship” solution.

The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, distribution, travel and tourism and manufacturing. The following are a few of our customer:

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see the section of this Item 1 entitled “Risks Particular to The Company’s Business.”

INDUSTRY OVERVIEW

Forrester Research, which analyzes online trends and statistics, projects the online retail market for U.S. businesses to be $230 billion by 2008. This represents approximately 10 percent of the anticipated total U.S. retail sales. Internet is also driving profitability, according to research from IPSOS. The IPSOS survey discovered that, far from being an extra “expense,” Internet operations boosted businesses’ bottom lines. 48 percent felt the Internet helped to expand their geographic reach in the United States and 73 percent saved money by decreasing administrative costs.

According to most market indicators e-commerce sales continue to grow at a rapid pace. Many industry analysts predict strong e-commerce growth rates to continue in the U.S., with even higher expected growth rates in European and Asia-Pacific markets. There are a number of growth factors to be considered: (i) adoption of the Internet as a means of commerce; (ii) increase in users with high speed internet connection, which enables providers to create more interactive and customer specific web portals; (iii) Internet users like the convenience of buying products online and the ability to have that product delivered to their destination of choice; (iv) enhancements to online store functionality, enabling not only the user additional purchase options, it also enables sellers ability to quickly take advantage of market fluctuations through immediate price changes and adjustments to sales promotions; (v) sellers are able to better track customer buying habits and Internet activity, which enables them to focus marketing efforts and costs on the ideal customer group; and (vi) businesses are placing increased emphasis on their online business.

Despite the fact that large companies have become more reliant on sophisticated software applications to run their businesses, many enterprises have been dissatisfied with the return on their investments. Deploying new business applications and keeping them up and running has taken them more time, effort and money than anticipated. Most companies today have a variety of order management systems, which are segregated based on different channels, verticals, and/or lines of business. Each system typically has different workflows and order cycles to accomplish the requirements of the business. This leads to a lack of visibility into customer interactions across the enterprise, and an inability to optimize orders across multiple order systems. For most companies, managing order-to-delivery is largely a manual process that requires numerous staff to pull information from multiple systems and coordinate order fulfillment with suppliers and logistics providers using phone, fax, e-mail, and Electronic Data Interchange (EDI) messages. These manual systems are expensive to manage, error-prone, not scalable, and typically break down under the real-time demands and compressed business cycles of today’s environment.

COMPETITIVE ADVANTAGES

The Company provides a suite of services to help businesses worldwide grow their revenues and avoid the costs and risks associated with running a global technology operation in-house. The Company provides a complete client-branded, e-commerce outsourcing solution that includes site development and hosting, order management, export controls, digital and physical product fulfillment, email marketing, reporting and strategic marketing services. At the core of these services is the Company’s proprietary software EDGE. The EDGE software provides a complete multi-channel, multi distribution center, multi-enterprise, highly functional software solution that can be deployed in minimal time, requires a lower upfront purchase cost or activation fee, and is easy to use and maintain. As a result, Jagged Peak is able to deliver a complete enterprise commerce management software solution faster and at a lower cost than the competition. Jagged Peak offers its customers an end-to-end web based order management software solution that has a compelling return-on-investment proposition that is the result of an attractive and flexible transaction-based pricing model coupled with reduced implementation requirements. The Company believes its EDGE software solution maintains additional advantages for customers relative to the competition such as complete web-native architecture, platform or vendor independence, highly scalable solution, role-based hierarchical security, real-time order visibility and ease of use. We believe that we are uniquely positioned to help our clients grow their online businesses.

GROWTH STRATEGY

Jagged Peak believes that it can continue to grow, both with internally generated cash and through an injection of equity capital. The Company’s growth strategy includes:

• Increasing Market Share - Jagged Peak believes that it can leverage its success with existing clients to obtain new clients. The Company has a proven ability to add new client relationships by utilizing its scalable business model to increase its client’s base while maintaining its ability to provide a high quality software product.

In addition, the Company believes that current clients will begin to increase their spending on technology solutions in an effort to update legacy order capture and order management applications that are no longer efficient and will ultimately become obsolete. Jagged Peak expects that its growing number of new client relationships, combined with its proven ability to expand its revenue base with existing clients, will enable the Company to capture a greater portion of its clients’ global outsourced e-commerce related expenditures.

Jagged Peak believes that significant opportunities exist to leverage its current client base to increase its penetration in attractive end markets such as consumer retail, financial services & insurance, healthcare & pharmaceutical, travel & tourism, general manufacturing, and government.

• Developing Brand Recognition - The Company must continue to incur expenses to develop the brand of “Jagged Peak” and “EDGE”. The Company intends to leverage the Company’s broader set of capabilities with the goal of capturing business opportunities, which would not normally be available to smaller companies.

• Expanding EDGE Application Offerings - Jagged Peak has a proven ability to identify and develop new applications for its EDGE product offering to meet the needs of the marketplace. The Company plans to continue to diversify its EDGE software platform by adding capabilities such as demand forecasting, marketing data mining, analytical tools and communications, as well as multi-vendor selection and permissions for purchasing and procurement.

• Expanding the Sales Force and Investment in Marketing - Jagged Peak has achieved an impressive customer base without the efforts of a dedicated sales force and little investment in marketing. Client referrals and prior client relationships have fueled the growth of the Company to date. Management believes, however, in order to fully capitalize on the market opportunity, a direct sales force and marketing organization needs to be established and complimented with focused channel partners. The Company intends to recruit direct salespeople with enterprise software sales experience and long-standing relationships in various targeted vertical markets. The Company believes that it could significantly enhance its business development efforts by increasing the number of sales people and leveraging the resources of a “mature” sales and marketing organization.

• Future Software Product Development - The EDGE product was first released in January of 2000 and has been under continual development. Significant functionality has been added over the years and the current product is highly functional and robust, yet easy to use and rapidly deployed. Features have been added based on real world demand from customers. The Company plans to continuously invest in and enhance the EDGE product.

OPERATIONS AND SERVICES

Software Product and Technology

Jagged Peak’s proprietary EDGE software is a highly scalable e-commerce platform that empowers companies to effectively conduct business and communicate with their customers, vendors, suppliers, employees and distribution partners. The EDGE software is a web-based, end-to-end transaction processing and information management system that enables companies to achieve complete automation and total integration of their demand management, e-business and related processes. EDGE is comprised of integrated modules that work together seamlessly in real-time.

Fulfillment Services

Jagged Peak leads its sales and marketing of new business development efforts with its EDGE software product. It also offers customers a complete turnkey solution, if desired, which can include both physical and digital fulfillment services. EDGE is used for our fulfillment, which includes reporting, order fulfillment, return authorizations, back order processing, and full transaction auditing capabilities.

Managed Services

Jagged Peak’s managed services transaction pricing model provides a strong recurring revenue stream for the Company as it builds its customer base. Managed services contracts are typically three years in length with minimum transaction volumes guaranteed. The managed services model provides customers a lower initial cost, turnkey outsourced solution, with a very rapid path to deployment, which requires less internal resources from the customer.

INFORMATION SYSTEMS

A key component of the Jagged Peak growth strategy is the significant capital, planning and corporate intelligence that is deployed towards technology as we deliver our solution primarily through the EDGE platform. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of the EDGE platform and the underlying network infrastructure and thus we continuously have development projects in process.

EDGE is a highly available, scalable platform that is designed to handle an unlimited number of stores and products. An EDGE cluster consists of a configurable number of redundant web servers configured to J2EE standards that serves data from a cluster of Microsoft SQL or similar database servers. Part of our standard architecture includes the use of a sophisticated database configured and designed to maintain flexibility and speed. Due to the programming architecture and network design of the EDGE platform, it can seamlessly be extended with additional modules and components. The EDGE administrative system allows instantaneous system wide changes to be implemented and administrated by the end user to support rapid response to industry changes, including business logic changes, payment processing changes, warehouse and logistics concerns, requirements for taxes, and pricing rules. EDGE allows the end user to create dynamic, time sensitive business rules to control what items are available to which users, based upon a highly configurable set of data. EDGE also supports real time based transactions in all instances as opposed to a batching process; all of the customers inventory counts and orders in the system are accurate and in synch with external systems.

Our environment architecture consists of multiple layers to ensure smooth operation with minimal interruption. By co-locating our mission critical systems we enable ourselves to separate our web accessible systems from those that support our internal functions. Each network is protected using industry standard encryption, authentication, firewalls, and anti-virus software. With dependant clients spanning the entire globe, state of the art monitoring is used to provide alerting, logging, and the timely notifications needed to support a twenty-four hour, three hundred and sixty-five day operation. Whenever possible we continue to improve and implement the latest in best-practices to ensure that our system infrastructure remains current and up-to-date, allowing us to keep sensitive information safe and our systems secure while meeting the changing demands of our clients and an always evolving industry.

In executing this strategy, the Company has and will continue to invest significant management and financial resources to deliver these technologies. The Company believes these technologies will provide financial and competitive advantages in the years ahead and will increase our sustainable competitive advantages in the marketplace.

CUSTOMERS, SALES AND MARKETING

Jagged Peak’s EDGE software solution addresses the large market opportunity for e-commerce software applications that can integrate across supply chain management (SCM) and customer relationship management (CRM) systems. Since 2000, the generally accepted definition of SCM has expanded to include all applications relating to demand management, e-commerce, and order execution. Many companies today are trying to cost effectively and rapidly web enable their legacy order managements systems. Larger corporations have many departments, divisions, or subsidiary companies that are seeking to optimally manage their demand chain. In general, companies are attempting to enhance communications and create more efficient business processes and visibility within an enterprise and across customers, vendors, suppliers or other external relationships. EDGE software facilitates the integration of multiple applications across the Web, while providing companies a way to effectively manage transactions of every nature with multiple parties. The market for SCM software is expected to be more than $3 billion in the next few years. Factors contributing to the historical and projected growth in the SCM software market include: increased emphasis on the customer – and supplier-centric approach to managing revenues and expenses, increasing profits, and expanding overall competitive positioning. In addition, current economic conditions have increased companies’ requirements for short-term Return-On-Investment (ROI) and proof of value.

A significant portion of the Company’s revenue comes from a few customers. (See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Concentration of Risk.)

SEASONALITY

Historically, the Company’s revenues and profitability have been subject to moderate quarterly seasonal trends. The first quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest. Typically, this pattern has been the result of factors such as, national holidays, customer demand and economic conditions. Additionally, significant portions of the Company’s revenues are from customers whose business levels are impacted by seasonality and the economy.

PERSONNEL

At December 30, 2005, the Company had approximately 80 full time employees working for Jagged Peak. At this time, none of the Company’s employees are covered by a collective bargaining agreement. The Company recognizes the employees as one of its most valuable asset and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of customers.

RISK MANAGEMENT

The Company maintains general liability, errors and omissions, property, property of others and workers’ compensation insurance. The Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

CORPORATE INFORMATION

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. (the “Company”). In July 2005 the Company merged with Absolute Glass Inc., which was incorporated in Nevada in November of 1999. The Corporation subsequently amended its articles of incorporation and changed its name to Jagged Peak Inc. The Company’s principal executive offices are located at 2701 N. Rocky Point Dr. Suite 1250, Tampa, Florida 33607. The telephone number is (813) 314-2950 and the Internet website address is www.JaggedPeak.com.

RISKS PARTICULAR TO THE COMPANY’S BUSINESS

LIMITED OPERATING HISTORY

The Company is in the expansion stage and accordingly, the Company’s business is subject to the risks inherent in the transition to a large-scale business. Failure by the Company to develop the ability to consistently provide high quality products and services to its clients would have a material adverse effect on the Company’s business, operating results and financial condition. To address these risks, the Company must, among other things, respond to competitive developments, attract and motivate qualified personnel, develop market acceptance for its products, establish effective distribution channels, effectively manage growth and continue to improve its proprietary technologies and successfully commercialize products incorporating such technologies. In addition, the Company’s limited operating history makes forecasting difficult.

COMPETITION

Competition in the market for providing transaction management software is intense. The Company’s software products face competition from many larger, more established companies. In addition, other companies could seek to introduce competing products or services and increased competition could result in a decrease in the price charged by the Company’s competitors for their products and services or reduce demand for the Company’s products and services, which would have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with its existing or potential competitors, which may have substantially greater financial, technical, and marketing resources, longer operating histories, greater name recognition or more established relationships in the industry than the Company. If any of these competitors provide competitive software products and services to the marketplace in the future, the Company cannot be sure that it will have the resources or expertise to compete successfully.

LACK OF MARKET ACCEPTANCE FOR PRODUCTS

The market for the Company’s software may develop at a slower pace than expected as a result of lack of acceptance by companies involved in implementing a supply-chain execution software system for their business processes. If the market develops more slowly than expected, or if the Company’s software products do not achieve significant market acceptance, the Company’s business, operating and financial condition would be materially adversely affected.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS IN DEMAND FOR PRODUCTS AND SERVICES OFFERED BY OUR CLIENTS OR US.

Our quarterly and annual operating results are subject to fluctuations in demand for the products or services offered by our clients or us. If, as a result, our annual or quarterly revenues or operating profits fail to meet the guidance we provide to securities analysts and investors, or we otherwise fail to meet their expectations, the trading price of our common stock will likely decline.

NEED FOR FURTHER PRODUCT DEVELOPMENT

Although the Company currently has the capability to achieve installation of its software products for enterprise initiatives, additional ongoing development is necessary to continue to enhance the quality, efficiency and reliability of the Company’s software product offerings. If the Company were unable to continue to develop and install market leading software products, then the Company’s business, operating results and financial condition would be materially adversely affected.

INTERNATIONAL OPERATIONS

In the normal course of business, the Company may enter into contractual relationships with companies located worldwide. Accordingly, the Company may be subject to general geopolitical risks in connection with some of its contracts, such as political, social and economic instability, changes in diplomatic and trade or business relationships and other factors beyond the Company’s control. There can be no assurance that such factors will not impact the Company’s operations in the future or require the Company to modify its anticipated research practices.

A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE WOULD CAUSE OUR REVENUE TO DECLINE.

Sales to two of our customers accounted for approximately 52% of our revenue in 2005. Contracts with our clients are generally two to three years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to obtain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and, at the same time, develop new client relationships.

DEVELOPMENTS IN ACCOUNTING STANDARDS MAY CAUSE US TO INCREASE OUR RECORDED EXPENSES, WHICH IN TURN WOULD JEOPARDIZE OUR ABILITY TO OBTAIN PROFITABILITY.

The Financial Accounting Standards Board also recently adopted a proposal to require that the fair value of stock options and other share based payments be reflected as an expense item in the financial statements of public companies for quarters beginning after December 15, 2005. As a result of the adoption of this proposal, our recorded non-cash expenses will significantly increase, which will impair our ability to maintain profitability.

THE GROWTH OF THE MARKET FOR OUR SERVICES DEPENDS ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE.

Our business is based on delivering services over the Internet, and the success of our business therefore depends on the development and maintenance of a sound Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services. Our ability to increase the speed and scope of our services is limited by, and depends upon, the speed and reliability of both the Internet and our clients’ internal networks. Consequently, as Internet usage increases, the growth of the market for our services depends upon improvements made to the Internet as well as to individual client’s networking infrastructures to alleviate overloading and congestion. In addition, any delays in the adoption of new standards and protocols required to govern increased levels of Internet activity or increased governmental regulation may have a detrimental effect on the Internet infrastructure.

WE MAY BECOME LIABLE TO CLIENTS WHO ARE DISSATISFIED WITH OUR SERVICES.

We design, develop, implement and manage e-commerce solutions that are crucial to the operation of our clients’ businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse end-user reaction, and/or negative publicity, which could require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly as a result of our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of any insurance coverage that may be available to us. Moreover, the insurance we carry may not continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, that exceed insurance coverage or that result in changes to insurance policies (including premium increases) could adversely affect our operating results or financial condition.

CHANGES IN GOVERNMENT REGULATION COULD LIMIT OUR INTERNET ACTIVITIES OR RESULT IN ADDITIONAL COSTS OF DOING BUSINESS OVER THE INTERNET.

We are subject to the same federal, state and local laws as other companies conducting business over the Internet. Today, there are relatively few laws specifically directed towards conducting business over the Internet. The adoption or modification of laws related to the Internet could harm our business, operating results and financial condition by increasing our costs and administrative burdens. Due to the increasing popularity and use of the Internet, many laws and regulations relating to the Internet are being debated at the international, federal and state levels.

Applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy could also harm our operating results and substantially increase the cost to us of doing business.

LAWS RELATING TO USER INFORMATION AND ONLINE PRIVACY MAY LIMIT THE COLLECTION AND USE OF END-USER DATA FOR OUR CLIENTS.

We collect and maintain end-user data for our clients, which subjects us to increasing international, federal and state regulation related to online privacy and the use of personal user information. Congress recently enacted anti-SPAM legislation with which we must comply when providing email campaigns for our clients. Bills are pending in Congress and in various states that address online privacy protections. Several states have proposed, and some have enacted, legislation that would limit the use of personal user information or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites.

Even in the absence of laws requiring companies to establish these procedures, the FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could limit our collection of demographic and personal information from end-users, which could adversely affect our ability to comprehensively serve our clients.

INTERNET-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE OR CAUSE IT TO FLUCTUATE SIGNIFICANTLY.

The stock market, and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance.

CONTROL FROM OFFICERS AND DIRECTORS

The Company’s executive officers and directors and their affiliates together control more than 50% of the Company’s voting shares outstanding. As a result, these stockholders, if they act together, will be able to control all matters requiring the Company’s stockholders’ approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, and could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets.

LOSSES FROM OPERATIONS; NO ASSURANCES OF PROFITABILITY

Jagged Peak had losses before tax benefit of approximately $1,029,900 for the fiscal year ended December 30, 2005, and losses before tax benefit of approximately $464,700 for the fiscal year ended December 31, 2004, and there can be no assurance that the Company will not incur additional losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

INTERRUPTION OF BUSINESS DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. The U.S. economy in general is being adversely affected by the terrorist activities and potential activities. Any economic downturn could adversely impact the Company’s results of operations, impair the Company’s ability to raise capital or otherwise adversely affect the Company’s ability to grow the business. It is impossible to predict how this may affect the Company’s business or the economy in the U.S. and in the world, generally. In the event of further threats or acts of terrorism, the Company’s business and operations may be severely and adversely affected or destroyed.

REGULATION

The Company’s operations are subject to various federal, state and local laws and regulations. Although compliance with these laws and regulations has not had a material effect on the Company’s operations or financial condition, there is no assurance that additions or changes to current laws or regulations will not have a material effect on us, the Company’s profitability and financial condition.

SUBSTANTIAL ALTERATION OF THE COMPANY’S CURRENT BUSINESS AND REVENUE MODEL

The Company’s present business and revenue model represents the current view of the optimal business and revenue structure, which is to derive revenues and achieve profitability in the shortest period. There can be no assurance that current models will not be altered significantly or replaced with an alternative model that is driven by motivations other than near-term revenues and/or profitability (for example, building market share before the Company’s competitors). Any such alteration or replacement of the business and revenue model may ultimately result in the deferring of certain revenues in favor of potentially establishing larger market share. The Company cannot assure that any adjustment or change in the business and revenue model will prove to be successful.

INABILITY TO MANAGE GROWTH AND INTERNAL EXPANSION

The Company has not yet undergone the significant managerial and internal expansion that the Company expects will occur, and the Company’s inability to manage growth could hurt the results of operations. Expansion of operations will be required to address anticipated growth of the Company’s customer base and market opportunities. Expansion will place a significant strain on the Company’s management, operational and financial resources. Currently, the Company has a limited number of employees. The Company will need to improve existing procedures and controls as well as implement new transaction processing, operational and financial systems, procedures and controls to expand, train and manage the Company’s employee base. The Company’s failure to manage growth effectively could have a damaging effect on the Company’s business, results of operations and financial condition.

DEPENDENCE ON KEY MANAGEMENT; LOSS OF KEY MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATIONS

The Company’s success depends in part upon retaining the services of certain executive officers, software developers and other key employees. In addition, because of the Company’s rapid pace of growth, the Company is also dependent on its ability to recruit, retain and motivate personnel with technical, marketing, sales and managerial skills. If the Company loses key personnel or is unable to recruit qualified personnel, the ability to manage the day-to-day aspects of the business will be weakened. The Company’s operations and prospects depend in large part on the performance of the senior management team. The loss of the services of one or more members of the senior management team could have a material adverse effect on the business, financial condition and results of operation. Because the senior management team has exceptional experience with the Company and in the industry, it would be difficult to replace them without adversely effecting the Company’s business operations.

IF WE ARE NOT CURRENT IN OUR SEC FILINGS, WE WILL FACE SEVERAL ADVERSE CONSEQUENCES

If the Company is unable to remain current in its financial filings, investors in its securities will not have information regarding the Company’s business and financial condition with which to make decisions regarding investment in its securities. In addition, the Company will not be able to have a registration statement under the Securities Act of 1933, covering a public offering of securities, declared effective by the SEC, and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchases not qualifying as “accredited investors.” The Company also will not be eligible to use a “short form” registration statement of Form S-3 for a period of 12 months after the time we become current in its filings. These restrictions could adversely affect our financial condition or our ability to pursue specific strategic alternatives.

RECENTLY ENACTED AND PROPOSED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS

The Sarbanes-Oxley Act, which became law in July 2002, and rules subsequently implemented by the SEC and the Nasdaq National Market have imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our annual legal and financial compliance costs, have made some activities more time-consuming and costly, and could expose us to additional liability. In addition, these rules and regulations may make retention and recruitment of qualified persons to serve on our board of directors or executive management more difficult. We continue to evaluate and monitor regulatory and legislative developments and cannot reliably estimate the timing or magnitude of all costs we may incur as a result of the Sarbanes-Oxley Act or other related legislation or regulation.

OUR ABILITY TO COMPETE AND PURSUE STRATEGIC ALTERNATIVES COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete and pursue strategic alternatives effectively could be harmed. Litigation may be necessary to enforce our intellectual property rights. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse affect on our business, operating results and financial condition.

Our industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding patents and other intellectual property rights. In the course of our business, we may receive claims of infringement or otherwise become aware of potentially relevant patents or other intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products.

Any parties asserting that our products infringe upon their proprietary rights would require us to defend ourselves, and possibly our customers, manufacturers or suppliers against the alleged infringement. Regardless of their merit, these claims could result in costly litigation and subject us to the risk of significant liability for damages. Such claims would likely be time consuming and expensive to resolve, would divert management time and attention and would put us at risk to:

•	Stop selling, incorporating or using our products that incorporate the challenged intellectual property;

•	Obtain from the owner of the intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•	Redesign those products that use such technology; or

•	Accept a return of products that use such technologies.

If we are forced to take any of the foregoing actions, our business may be seriously harmed.

In addition, we license public domain software and proprietary technology from third parties for use in our existing products, as well as new product development and enhancements. We cannot be assured that such licenses will be available to us on commercially reasonable terms in the future, if at all. The inability to maintain or obtain any such license required for our current or future products and enhancements could require us to substitute technology of lower quality or performance standards or at greater cost, either of which could adversely impact the competitiveness of our products.

NEED FOR SUBSTANTIAL, ADDITIONAL FINANCING

There is no guarantee that the Company will be able to obtain financing required to continue to expand the business or that the present funding sources will continue to extend terms under which the Company can operate efficiently. If the Company is unable to secure financing under favorable terms, the Company may be adversely affected. There is no assurance that the Company will continue to be able to maintain financing on acceptable terms.

The Company’s continued viability depends on the Company’s ability to raise capital. Changes in economic, regulatory or competitive conditions may lead to cost increases. Management may also determine that it is in the Company’s best interest to expand more rapidly than currently intended, to expand marketing activities, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary services, businesses or technologies. In any such case or other change of circumstance, additional financing will be necessary. If additional financing is required, there can be no assurances that the Company will be able to obtain such additional financing on terms acceptable to us and at times required by us, if at all. In such event, the Company may be required to materially alter the Company’s business plan or curtail all or a part of the Company’s expansion plans.

VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK

The market price of the Company’s common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

•	Changes in earnings estimates and outlook by financial analysts;

•	Our failure to meet financial analysts’ and investors’ performance expectations;

•	Changes in market valuations of other transportation and logistics companies; or

•	General market and economic conditions.

In addition, many of the risks described elsewhere in this “Risk Factors” section could adversely affect the stock price. The stock markets have experienced price and volume volatility that have affected many companies’ stock prices. Stock prices for many companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These types of fluctuations may affect the market price of our common stock.

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS

The Company’s common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes that risks associated with such stock, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the customer, and obtain specific written consent of the customer. With these restrictions, the likely effect of designation as a low price stock, would be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction costs of sales and purchase of such stocks compared to other securities.

NO DIVIDENDS ANTICIPATED

The Company intends to retain all future earnings for use in the development of the Company’s business and does not anticipate paying any cash dividends on the Common Stock in the near future.

Item 2. Description of Properties

The Company’s executive offices are located in 9,500 square feet of leased office space located at 2701 N. Rocky Point Drive, Suite 1250, Tampa, Florida. Monthly rent expense is approximately $14,000 per month under a lease that expires May 2006. In addition the Company leases approximately 90,000 square feet of warehouse space at 1701 3rd Ave South, St. Petersburg, Florida. The monthly rent expense is approximately $28,000 per month under a lease that expires May 2011.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of 1 year as of December 30, 2005:

Year Ending December 31,	Minimum Rental Payments
2006	$400,000
2007	$342,000
2008	$349,000
2009	$357,000
2010	$364,000
2011	$122,000

Total	$1,934,000

The Company believes the facilities are in reasonable condition, the correct size, adequately insured and adequately provide for the Company’s immediate and foreseeable needs.

Item 3. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity. No accruals have been established for any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC under the symbol “JGPK.” The table below sets forth the high and low bid prices for the Company’s common stock for the quarters within 2005 since the Jagged Peak Inc. and Absolute Glass merger in July of 2005 as reported by NASDAQ. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period			High	Low
July 15, 2005	-	September 30, 2005	$1.70	$1.10
October 3, 2005	-	December 30, 2005	$2.50	$1.40

The Company has approximately 79 investors of record. The Company has never paid cash dividends on the Company’s common stock. The Company intends to keep future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

In December of 2005, the Company issued 125,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended to an accredited investor. The purchase price of the stock was $87,500 or $.70 per share and used for working capital.

In January of 2006, the Company issued 125,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended to an accredited investor. The purchase price of the stock was $125,000 or $1.00 per share and used for working capital.

In February of 2006, the Company purchased 394,462 shares from a certain investor for $100,000 and an option to purchase 20,000 Jagged Peak common shares at $2.00 per share. The purchase price of the stock was $0.25 per share. The stock was purchased for another investor where Jagged Peak issued 394,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under Regulation D. The purchase price of the stock is $110,000 or $0.28 per share. In addition, the Company issued 100,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $100,000 or $1.00 per share. Approximately $26,000 was paid in fees related to these transactions. The net cash received from the above transaction was $84,000, which will be used for working capital.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the Company’s financial condition and results of operations and should be read in conjunction with the Company’s financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in the Company’s other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under ITEM 303(c) of Regulation S-B.

OVERVIEW

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. (the “Company”).

Jagged Peak, Inc. is headquartered in Tampa, Florida, providing enterprise commerce management (ECM) solutions. The Company’s proprietary Enterprise Dynamic Global Engine (“EDGE”) software is a multi language, completely web-based solution, which allows our clients to promote and maintain their brands while leveraging our investment in infrastructure and technology. Our clients access our platform over the Internet, enabling companies to capture orders through e-commerce or other business to business portals, control and coordinate distribution of orders, manage inventory, and fulfill orders electronically or physically across multiple suppliers, warehouses and partners in real-time. From a shopper perspective, end-users enter the client site and seamlessly communicate with EDGE. End-users can then browse for products and create orders online and once orders are made, we either deliver the products digitally through the Internet or communicate the order seamlessly to either our own fulfillment warehouse or to a third-party fulfillment agency for physical delivery, which is all based on established client business rules to ensure optimal delivery performance.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the period ended December 30, 2005 consists of 52 weeks and the period ended December 31, 2004 consists of 53 weeks.

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation on deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made, as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

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

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, shipping and handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. Work in process represents unbilled costs and services. Shipping and handling costs are classified as cost of sales.

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

During the 52-week period ended December 30, 2005 and the 53-week period ended December 31, 2004, sales to two and three customers amounted to approximately $5,043,000 and $5,044,000, respectively, or 52% and 56% of total revenues, respectively. Accounts receivable from the two customers at December 30, 2005 amounted to approximately $312,000 or approximately 29% of the balance. The risk of this is mitigated as the deferred revenue and customer deposits from these customers at December 30, 2005 amounted to approximately $391,000.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $45,000 and $20,000 is considered necessary as of December 30, 2005 and December 31, 2004, respectively. Although management believes that account receivables are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 30, 2005 by approximately $5,000. We do not accrue interest on past due receivables.

Contingent Liabilities

In the normal course of business the Company is party to legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

RESULTS OF OPERATIONS

For the 52-week period ended December 30, 2005 compared to the 53-week period ended December 31, 2004.

The following table summarizes selected financial data of the Company:

	2005	2004	Change	Percent
Gross revenue	$11,196,500	$10,178,500	$1,018,000	10%
Net revenue	9,682,000	9,070,500	611,500	7%

Cost of goods sold	7,567,100	6,923,200	643,900	9%

Gross profit	2,114,900	2,147,300	(32,400)	(2)%

Selling, general and administrative	2,913,500	2,540,900	372,600	15%

Net loss	$(729,900)	$(309,600)	$(420,300)	136%

CAPITALIZATION

The following table sets forth the Company’s capitalization as of December 30, 2005. The table should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Form 10-KSB filing.

Total current liabilities	$2,428,600
Long-term loan	613,900
Shareholder’s equity:
Common stock; $.001 par value; 75,000,000 shares authorized; 13,619,759 and 11,466,666 shares issued and outstanding at December 30, 2005 and December 31, 2004, respectively	13,600
Additional paid-in capital	2,050,400
Accumulated deficit	(1,094,900)

Total shareholder’s equity	$969,100

For the 52-week period ended December 30, 2005 compared to the 53-week period ended December 31, 2004.

Net revenues increased approximately $611,500, or 7%, to approximately $9,682,000 for the 52-week period ended December 30, 2005, as compared to approximately $9,070,500 for the 53-week period ended December 31, 2004. The increases in revenue primarily related to (i) the continued expansion of services to existing customers and (ii) the new customers resulting from marketing efforts.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $643,900, or 9%, to approximately $7,567,100 for the 52-week period ended December 30, 2005, as compared to approximately $6,923,200 for the 53-week period ended December 31, 2004. As a percentage of revenues cost of sales amounted to approximately 78% of related revenues for the 52-week period ended December 30, 2005, as compared with approximately 76% for the 53-week period ended December 31, 2004. Increased costs of service and increases as a percentage of revenue resulted primarily from (i) increased amortization of the EDGE software (ii) the completion of the 6i version of EDGE, which we are now in the process of converting our customers to and (iii) costs related to increased shipping revenue. Executive management has started the implementation of it strategic plan to change the infrastructure; production and technology to enable the Company to increase productivity without significant additional resources and allow the Company to better capitalize on economies of scale as revenues increase.

General and administrative expense increased by approximately $372,600 or 15% to approximately $2,913,500 for the 52-week period ended December 30, 2005 as compared to approximately $2,540,900 for the 53-week period ended December 31, 2004. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) more than $350,000 of expense directly related to the reverse merger, (iii) depreciation of assets, and (vii) increases in expenses directly related to being a public entity. These increases were offset by decreases of administrative personnel and elimination of unnecessary expenses. Management will continue to implement strategies to maintain low general and administrative expenses while building a scaleable infrastructure.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $1,029,900 for the 52-week period ended December 30, 2005, compared with the loss from continuing operations before provisions for income taxes of approximately $464,700 for the 53-week period ended December 31, 2004.

The income tax benefit was approximately $300,000 for the 52-week period ended December 30, 2005 compared to an income tax benefit of approximately $155,100 for the 53-week period ended December 31, 2004. Differences between the effective tax rate used for 2005 and 2004, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of December 30, 2005 the Company had federal and state net operating loss carry-forwards totaling approximately $2,400,000, which begin to expire in 2021.

Basic loss per share from continuing operations for the 52-week period ended December 30, 2005 was $.06 per weighted average share, compared with basic loss of $.02 per weighted average share for the 53-week period ended December 31, 2004.

EBITDA

EBITDA for the 52-week period ended December 30, 2005 was approximately $(257,900) compared to approximately $28,400 in the comparable period of the prior year. The decrease in the EBITDA directly relates to the reverse acquisition expenses incurred during the period of more than $350,000. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the period ended
	December 30, 2005	December 31, 2004
Net loss as reported	$(729,900)	$(309,600)
Income tax benefit	(300,000)	(155,100)
Interest expense	231,300	63,100
Depreciation and amortization	540,700	430,000

EBITDA	$(257,900)	$28,400

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report earnings “EBITDA,” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses these non-GAAP financial measures internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to pay outstanding liabilities.

Liquidity and Capital Resources

As of December 30, 2005 the Company has approximately $851,000 of negative working capital and has cash and cash equivalents of approximately $20,000, compared with approximately $86,000 of cash and cash equivalents at December 31, 2004. A significant portion of this negative working capital is related to the high balance of deferred revenue and customer deposits and the timing of accounts payable payments. The Company anticipates that through the sale of securities and by continued restructuring of the debt, the Company will be able to have positive working capital by the end of 2006.

During the 52-week period ended December 30, 2005 cash has decreased by approximately $66,000. During the 52-week period ended December 30, 2005 there were significant losses from operations, which includes approximately $350,000 of costs incurred related to the reverse merger and cash used in the development of the EDGE Platform which was primarily offset by (i) the net increase of approximately $250,000 in debt; (ii) the decrease in the accounts receivable; (iii) the significant non-cash expenses, including but not limited to depreciation and amortization and (iv) other changes in assets and liabilities. Management expects to have negative cash flow from operations in the short term, while the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans.

Management expects this trend to slow and become positive cash flow from operations as the product becomes more mature in the market and the Company is able to capitalize on its technology investments.

The Company has continued its capital raising efforts and has raised approximately $300,000 in the fourth quarter of 2005 and the first quarter of 2006 as follows:

In December of 2005, the Company issued 125,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price of the stock was $87,500 or $.70 per share and used for working capital.

In January of 2006, the Company issued 125,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price of the stock was $125,000 or $1.00 per share.

In February of 2006, the Company purchased 394,462 shares from a certain investor for $100,000 and an option to purchase 20,000 Jagged Peak common shares at $2.00 per share. The purchase price of the stock was $0.25 per share. The stock was purchased for another investor where Jagged Peak issued 394,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $110,000 or $0.28 per share. In addition, the Company issued 100,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $100,000 or $1.00 per share. Approximately $26,000 was paid in fees related to these transactions. The net cash received from the above transaction was $84,000.

All of the capital raised has been used as working capital.

The Company may receive proceeds in the future from the exercise of warrants and options outstanding as of December 30, 2005 in accordance with the following schedule:

	Approximate Number of Shares	Approximate Proceeds
Options outstanding under the Company’s 2005 Stock Option Plan	923,529	$831,000
Other Options and Warrants	727,458	495,000

Total	1,650,987	$1,326,000

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

Our strategy is to continue to expand primarily through internal development, which will depend on a number of factors that are beyond our control. There can be no assurance that we will be successful in implementing our growth strategy or successful obtaining adequate financing on favorable terms for these strategies.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after, and not contemplated at the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of December 30, 2005 this pronouncement had no impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7. Financial Statements

Financial Statements

Jagged Peak, Inc.

For the Fiscal Years Ended December 30, 2005 and December 31, 2004

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors

Jagged Peak, Inc.

Tampa, Florida

We have audited the accompanying balance sheets of Jagged Peak, Inc. as of December 30, 2005 and December 31, 2004, and the related statements of operations, changes in stockholders’ equity, and cash flows for the 52 and 53-week periods then ended. These financial statements are the responsibility of the management of Jagged Peak, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. as of December 30, 2005 and December 31, 2004, and the results of its operations and its cash flows for the 52 and 53-week periods then ended in conformity with United States generally accepted accounting principles.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

February 17, 2005

Jagged Peak, Inc.

Balance Sheets

	December 30, 2005	December 31, 2004
Assets
Current assets:
Cash	$20,500	$86,200
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $20,000 at December 30, 2005 and December 31, 2004, respectively	1,063,300	1,353,600
Other receivables	41,000	150,000
Work in process, net of allowance of $32,000 and $1,500 at December 30, 2005 and December 31, 2004, respectively	148,800	41,900
Deferred tax asset	171,100	543,400
Other current assets	132,500	70,700

Total current assets	1,577,200	2,245,800

Property and equipment, net of accumulated depreciation of $1,473,400 and $1,331,200 at December 30, 2005 and December 31, 2004, respectively	373,800	501,200

Other assets:
EDGE Platform, net of accumulated amortization of $739,200 and $340,600 at December 30, 2005 and December 31, 2004, respectively	556,300	662,600
Deferred tax asset	539,700
Other assets	1,103,600

Total long-term assets	2,573,400	1,163,800
Total assets	$4,150,600	$3,409,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,032,500	$964,300
Accrued payroll and bonuses	70,300	384,300
Other accrued expenses	227,900	66,800
Capital leases, current portion		10,900
Deferred rent	14,200
Notes payable, current portion	325,000	450,000
Deferred revenue and customer deposits	758,700	561,800

Total current liabilities	2,428,600	2,438,100

Long-term liabilities:
Notes payable, net of current portion	613,900	333,300
Deferred rent, long term	139,000	105,900
Deferred tax liability		132,600

Total long-term liabilities	752,900	571,800

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 30, 2005 and December 31, 2004
Common stock, $.001 par value; 75,000,000 shares authorized; 13,619,759 shares issued and outstanding at December 30, 2005, 11,466,666 shares issued and outstanding at December 31, 2004	13,600	4,900
Additional paid-in capital	2,050,400	765,400
Accumulated deficit	(1,094,900)	(365,000)

	969,100	405,300
Treasury stock, at cost, 2,799 shares		(5,600)

Total stockholders’ equity	969,100	399,700
Total liabilities and stockholders’ equity	$4,150,600	$3,409,600

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations

	52-week Period Ended 12/30/2005	53-week Period Ended 12/31/2004
Revenue
Gross revenue	$11,196,500	$10,178,500
Discounts, freight and other	(1,514,500)	(1,108,000)

Net revenues	9,682,000	9,070,500

Cost of sales	7,567,100	6,923,200

Gross profit	2,114,900	2,147,300

Selling, general and administrative expenses	2,913,500	2,540,900

Loss from operations	$(798,600)	$(393,600)

Other expenses
Interest expense	(231,300)	(63,100)
Other expense		(8,000)

Total other expenses	(231,300)	(71,100)

Loss before income taxes	$(1,029,900)	$(464,700)

Provision for income tax benefit	(300,000)	(155,100)

Net loss	$(729,900)	$(309,600)

Net loss per common share	$(.06)	$(.02)

Weighted average number of common shares outstanding	12,871,444	12,628,092

Diluted loss per common share	$(.06)	$(.02)

Weighted average number of common and common equivalent shares outstanding	12,871,444	12,628,092

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Changes in Stockholders’ Equity

52-Week Period Ended December 30, 2005 and 53-Week Period Ended December 31, 2004

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2003	11,466,666	$4,900	$765,400	$(55,400)	$(5,600)	$709,300
Net loss				(309,600)		(309,600)

Balance, December 31, 2004	11,466,666	4,900	765,400	(365,000)	(5,600)	399,700
Warrants issued in connection with long term debt			111,000			111,000
Reverse acquisition	1,161,426	7,700	(13,300)		5,600	0
Issuance of common stock held in escrow as part of the acquisition agreement	200,000	200	253,800			254,000
Issuance of common stock for services	666,667	700	846,100			846,800
Issuance of common stock	125,000	100	87,400			87,500
Net loss				(729,900)		(729,900)

Balance, December 30, 2005	13,619,759	$13,600	$2,050,400	$(1,094,900)	$0	$969,100

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows

	52-week Period Ended 12/30/2005		53-week Period Ended 12/31/2004
Operating activities
Net loss		$(729,900)		$(309,600)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		540,700		430,000
Non-cash consulting expense		42,000
Amortization of warrants related to debt		16,700
Provision for doubtful accounts		25,000		53,500
Changes in:
Accounts receivable		265,300		43,400
Work-in-process		(106,900)		67,700
Other current assets		(17,800)		28,300
Deferred tax asset		(167,400)		(287,700)
Other assets		(129,800)
Accounts payable and accrued expenses		65,300		123,300
Deferred rent		47,300		105,900
Deferred revenue and customer deposits		196,900		(171,600)
Deferred tax liability		(132,600)		132,600

Total adjustments		644,700		525,400

Net cash provided by (used in) operating activities		(85,200)		215,800

Investing activities
Advances made to related parties				(150,000)
Acquisition of property and equipment		(14,800)		(340,400)
Acquisition/development of software - EDGE platform		(292,200)		(593,000)

Net cash used by investing activities		(307,000)		(1,083,400)

Financing activities
Proceeds from the issuance of stock		87,500
Payments made on capital leases		(10,900)		(29,000)
Proceeds from bank notes payable		100,000		735,300
Proceeds from notes payable		250,000
Payments on notes payable		(100,100)		(16,700)

Net cash provided by financing activities		326,500		689,600

Net decrease in cash		(65,700)		(178,000)

Cash, beginning of period		86,200		264,200

Cash, end of period		$20,500		$86,200

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest		$204,000		$63,100

Cash paid during the period for taxes	$		$

Warrants issued related to debt		$111,000	$

Stock issued to escrow related to acquisition		$254,000	$

Stock issued for other assets		$846,800	$

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to Audited Financial Statements

52-Week Period Ended December 30, 2005 and the 53-Week Period Ended December 31, 2004

1. General Background Information

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. (“Jagged Peak” or the “Company”).

Jagged Peak, Inc. is headquartered in Tampa, Florida, providing enterprise commerce management (ECM) solutions. The Company’s proprietary Enterprise Dynamic Global Engine (“EDGE”) software is a multi language, completely web-based solution, which allows our clients to promote and maintain their brands while leveraging our investment in infrastructure and technology. Our clients access our platform over the Internet, enabling companies to capture orders through e-commerce or other business to business portals, control and coordinate distribution of orders, manage inventory, and fulfill orders electronically or physically across multiple suppliers, warehouses and partners in real-time. From a shopper perspective, end-users enter the client site and seamlessly communicate with EDGE. End-users can then browse for products and create orders online, once orders are made, we either deliver the products digitally through the Internet or communicate the order seamlessly to either our own fulfillment warehouse or to a third-party fulfillment agency for physical delivery, which is all based on established client business rules to ensure optimal delivery performance.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the period ended December 30, 2005 consists of 52 weeks and the period ended December 31, 2004 consists of 53 weeks.

On July 8, 2005, Absolute Glass Protection, Inc. (“Absolute”) completed the acquisition of Jagged Peak, Inc. a Florida corporation (“Jagged Peak”), through a reverse triangular merger in which Jagged Peak merged with Absolute Glass Protection Acquisition Corporation, a Nevada corporation (“Absolute Sub”) that was a wholly owned subsidiary of Absolute with no assets or liabilities formed solely for the purpose of facilitating the merger (the “Merger”). This transaction is accounted for as a reverse merger, with Jagged Peak treated as the accounting acquirer for financial statement purposes. This transaction closed effective July 8, 2005, and Absolute changed its corporate name to “Jagged Peak, Inc.” Only operations of Jagged Peak remain post merger and therefore no pro-forma information is presented in these financial statements.

2. Significant Accounting Policies

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation on deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made, as information is available. Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

Reclassifications

Certain prior year amounts shown in the accompanying financial statements have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.

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

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, shipping and handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. Work in process represents unbilled costs and services. Shipping and handling costs are classified as cost of sales.

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. The amounts capitalized were approximately $292,200 and approximately $593,000 during the 52-week period ended December 30, 2005 and the 53-week period ended December 31, 2004, respectively. Amortization expenses related to capitalized software and charged to operations for the 52-week period ended December 30, 2005 and the 53-week period ended December 31, 2004 were approximately $398,600 and approximately $236,700, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers incentive programs. These accounts total approximately $26,000 at December 30, 2005. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

During the 52-week period ended December 30, 2005 and the 53-week period ended December 31, 2004, sales to two and three customers amounted to approximately $5,043,000 and $5,044,000, respectively, or 52% and 56% of total revenues, respectively. Accounts receivable from the two customers at December 30, 2005 amounted to approximately $312,000 or approximately 29% of the balance. The risk of this is mitigated as the deferred revenue and customer deposits from these customers at December 30, 2005 amounted to approximately $391,000.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $45,000 and $20,000 is considered necessary as of December 30, 2005 and December 31, 2004, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 30, 2005 by approximately $5,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 52-week period ended December 30, 2005 and the 53-week period ended December 31, 2004, there was no impairment of intangible assets.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally three to seven years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Equipment held under capital leases are stated at the present value of the minimum lease payments and amortized on a straight-line basis over the estimated useful life of the asset.

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

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. There is no valuation allowance as of December 30, 2005.

Stock-Based Compensation

The Company accounts for stock based compensation under the intrinsic value method of accounting for stock based compensation and has disclosed pro forma loss and loss per share amounts using the fair value based method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” The Company has implemented the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

For the 52-week period ended December 30, 2005 and the 53-week period ended December 31, 2004:

	2005	2004
Net loss:
As reported	$(729,900)	$(309,600)
Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(295,400)	(21,400)

Pro forma
Net loss	$(1,025,300)	$(331,000)
(Loss) earnings per share
Basic – as reported	$(0.06)	$(0.02)
Basic – pro forma	$(0.08)	$(0.02)
Diluted (loss) earnings per share
Diluted – as reported	$(0.06)	$(0.02)
Diluted – pro forma	$(0.08)	$(0.02)
Weighted average fair value of options granted during the year	$0.90	$1.28

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the years ended December 30, 2005 and December 31, 2004 (1) risk-free interest rate of between 3.30% and 3.7%, (2) no dividend yield (3) expected lives of between 5.0 and 6.5 years (4) volatility of 75% to 119%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was 12,871,444 and 12,628,092 for the 52-week period ended December 30, 2005 and the 53-week period ended December 31, 2004, respectively. The diluted weighted average number of shares was 13,404,458 and 12,628,092 for the 52-week period ended December 30, 2005 and the 53-week period ended December 31, 2004, respectively. The earning per share calculation for the 52-week period ended December 30, 2005 and the 53-week period ended December 31, 2004 considers the shares issued in the reverse acquisition as outstanding at the beginning of 2004.

Common stock equivalents for the 52-week period ended December 30, 2005 and the 53-week period ended December 31, 2004 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended December 30, 2005 excludes approximately 533,000 shares that could dilute earnings per share in future periods.

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

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after, and not contemplated at the beginning of the lease term, should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of December 30, 2005 this pronouncement had no impact on the financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Property and Equipment

Property and equipment consist of:

	December 30, 2005	December 31, 2004
Furniture and equipment	$183,100	$182,000
Computer equipment and software	951,600	902,400
Warehouse equipment	542,300	539,100
Leasehold improvements	170,200	170,200
Equipment held under capital leases		38,700

Total property and equipment	1,847,200	1,832,400
Less accumulated depreciation	1,473,400	1,331,200

	$373,800	$501,200

4. Other Assets

Other assets consist of:

December 30, 2005
Escrow deposit	$254,000
Deferred offering cost	553,300
Prepaid management fee	381,000

1,188,300
Current portion of management fee classified as other current asset	(84,700)

$1,103,600

5. Notes Payable

Notes payable consist of:

	December 30, 2005	December 31, 2004
Bank Note payable; interest at prime plus 1.50% (6.75% at December 31, 2005 and 6.25% at December 30, 2004); interest only payments due monthly with the principal due the earlier of the sale of equity securities or December 2005; collateralized by all the business assets and personal guarantees by certain stockholders.	$450,000	$350,000
Bank Note payable; interest at prime plus 1.50% (6.75% at December 31, 2005 and 6.25% at December 30, 2004); monthly payments of principal of $8,300 plus interest; final payment due at maturity in September 2008; collateralized by all business assets and personal guarantees of certain stockholders.	333,300	433,300
Note payable; interest at 12%; interest payments monthly with scheduled principal payments; final payment due at maturity in February 2010; collateralized by all business assets and personal guarantees of certain stockholders. Amount does not reflect $94,400 discount.	250,000

	1,033,300	783,300
Less current portion	325,000	450,000
Less discount	94,400

Long-term portion of notes payable	$613,900	$333,300

The Company’s bank loans are subject to the same restrictions and covenants as the bank’s line of credit. Under these restrictions, the Company must maintain maximum total liabilities to tangible net worth ratio of not more than 3 to 1 and a minimum debt service coverage ratio of 1.25 to 1. For the 52-week period ended December 30, 2005, the Company was not in compliance with these financials covenants and thus the entire balance has been classified as short term.

As of December 30, 2005, the Company did not have any availability on its unused line of credit as it was in default of its financial loan covenants. In addition, at December 30, 2005, the Company had issued three stand-by letters of credit, which are available to be drawn against accounts maintained by the Company with its principal banking institution. Two of the stand-by letters of credit were issued to serve as deposits on properties that the Company has entered into leasing agreements on while the third stand-by letter of credit serves as the deposit required by a utility provider. The total amount of the stand-by letters of credit issued and outstanding equals $83,000 at December 30, 2005.

The following is a schedule by year of future minimum principle payments required under the terms of the above notes payable as of December 30, 2005:

Year Ending December
2006	$325,000
2007	520,800
2008	50,000
2009	62,500
2010	75,000
Thereafter	—

Total	$1,033,300

6. Lease Commitments and Contingent Liabilities

The Company leases its facilities and certain equipment under operating leases with various terms. The following is a schedule, by year, of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 30, 2005:

Year Ending December
2006	$414,000
2007	352,500
2008	350,800
2009	356,500
2010	363,900
Thereafter	122,140

Total	$1,959,840

Rent expense amounted to approximately $520,000 and $512,000 for the 52-week period ended December 30, 2005 and 53-week period ended December 31, 2004, respectively.

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not anticipate any of these matters or any matters in the aggregate to have a material adverse effect on the Company’s business or its financial position or results of operations.

Employment Agreements

In December 2005, the Company entered into an employment agreement with the Company’s Chief Financial Officer, which terminates December 2007. Under the employment agreement, which is for a two-year term, he is paid an initial base salary of $125,000, with minimum annual increases of $10,000. Additional performance-based bonuses are provided for, and the employee was granted options to purchase 200,000 shares of Company stock. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants.

7. Income Taxes

The provision for income taxes is as follows:

	Period Ended
	December 30, 2005	December 31, 2004
Deferred Benefit
Federal	$271,000	$140,100
State	29,000	15,000

	300,000	155,100

Provision benefit for income taxes	$300,000	$155,100

Income taxes are based on the estimation of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Period Ended
	December 30, 2005	December 31, 2004
Tax expense (benefit) at U.S. statutory rate	$(330,900)	$(158,000)
State income tax expense (benefit), net of federal benefit	(56,600)	(15,000)
Effect of general non-deductible expenses	22,600	17,900
Effect of non-deductible expenses related to reverse acquisition	64,900

	$(300,000)	$(155,100)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2005 and December 31, 2004 are as follows:

	December 30, 2005	December 31, 2004
Current deferred tax assets:
Allowance for doubtful accounts	$16,900	$7,500
Accrued unpaid bonuses		118,600
Net operating loss carryforward	97,500	403,400
Work-in-process reserve	12,300	600
Other	44,400	13,300

Total current deferred tax assets	171,100	543,400

Long-term deferred tax assets (liability):
Net operating loss carryforward	785,600
Depreciation and amortization variance	(245,900)	(132,600)

Total long-term deferred tax assets (liabilities)	539,700	(132,600)

Net deferred tax asset	$710,800	$410,800

Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

As of December 30, 2005 the Company had federal and state net operating loss carry-forwards totaling approximately $2,400,000, which begin to expire in 2021.

8. Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors (the “Board”), subject to the prior rights of the holders of all classes of stock outstanding. The Company records stock as issued when the consideration is received or the obligation is incurred.

The Company’s 2005 Stock Incentive Plan (“the Plan”) authorizes the Board of Directors the authority to grant up to 2,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the fair market value of the Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan authorizes up to 100,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the par value of Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 26, 2003	926,539	$1.01-1.50	$1.35
Warrants and options granted	152,941	$1.28	$1.28
Warrants and options cancelled or expired	(105,882)	$1.28	$1.28

Outstanding at December 31, 2004	973,598	$1.01-1.50	$0.92
Warrants and options granted	1,156,871	$0.01-1.10	$0.76
Warrants and options cancelled or expired	(479,482)	$0.75-2.13	$0.83

Outstanding at December 30, 2005	1,650,987	$0.01-2.13	$0.80

The following table summarizes information about options and warrants outstanding and exercisable as of December 30, 2005:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	327,460	4.5 years	$0.01	4.5 years	327,460	$0.01
$0.50-1.00	523,529	4.3 years	$0.77	4.3 years	523,529	$0.77
$1.00-2.00	799,998	4.8 years	$1.15	4.8 years	799,998	$1.15

As of December 30, 2005, there were approximately 1,651,000 options exercisable at a weighted average exercise price of $0.82.

Equity Funding

In December of 2005, the Company issued 125,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price of the stock was $87,500 or $.70 per share and used for working capital.

In January of 2006, the Company issued 125,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price of the stock was $125,000 or $1.00 per share and used for working capital.

In February of 2006, the Company purchased 394,462 shares from a certain investor for $100,000 and an option to purchase 20,000 Jagged Peak common shares at $2.00 per share. The purchase price of the stock was $0.25 per share. The stock was purchased for another investor where Jagged Peak issued 394,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $110,000 or $0.28 per share. In addition the Company issued 100,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $100,000 or $1.00 per share. Approximately $26,000 was paid in fees related to these transactions. The net cash received from the above transaction was $84,000, which will be used for working capital.

9. Related Party Transactions

Other receivables, as of December 31, 2004 consisted of $150,000 of advances made to officers of the Company. These advances are unsecured, non-interest bearing, and are due on demand. As of December 30, 2005 all advances have been paid in full back to the Company.

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. During the course of the year there was less than $150,000 of total transactions and at December 30, 2005 there were no amounts owed to officers of the Company.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $11,400 and $3,600 for the 52-week period ended December 30, 2005 and for the 53-week period ended December 31, 2004, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

10. Subsequent Events

In February of 2006, the Company entered into a forbearance agreement with the bank that had an initial term through January 31, 2007. Under this agreement approximately $300,000 of principal payment will be due and payable during 2006, related to the two bank note payables. This adjustment has been reflected in the current financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended December 30, 2005 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B. Other Information

Andrew J. Norstrud was appointed Chief Financial Officer in October 2005. From May 2003 until September 2005, Mr. Norstrud served as Chief Financial Officer and Corporate Controller of Segmentz, Inc. From July 2001 until May 2003, Mr. Norstrud was an Assurance Service Manager for Grant Thornton and prior to that was the Corporate Controller for Aerosonic Inc. Under Mr. Norstrud’s employment agreement, which is for a two-year term, he is paid an initial base salary of $125,000, with minimum annual increases of $10,000. Additional performance-based bonuses are provided for, and Mr. Norstrud was granted options to purchase 200,000 shares of Company stock. Benefits under the agreement are accelerated on a change of control, and Mr. Norstrud is subject to certain non-competition covenants.

PART III

Item 9. Directors and Executive Officers of the Registrant

The Company’s directors and executive officers as of March 25, 2006 were as follows:

Name	Age	Position
Paul Demirdjian	45	Chairman of the Board of Directors and Chief Executive Officer
Vince Fabrizzi	48	Senior Vice President, Chief Sales and Marketing Officer, Director
Dan Furlong	58	Chief Operations Officer, Director
Andrew J. Norstrud	32	Chief Financial Officer
Primrose Demirdjian	46	Director

The following is a brief summary of the business experience of the foregoing directors and executive officers.

The following sets forth information concerning the officers and directors, including present principal occupations, other business experience during the last 5 years, membership on committees of the Board of Directors and directorships in other publicly held companies.

Paul Demirdjian – Chief Executive Officer, Board Member

Mr. Demirdjian has over twenty years of experience in senior management, including executive positions of Senior Vice President of Operations, Chief Information Officer and Director for over ten years at Davel Communications, a publicly held telecom company operating private payphones, operator services, and long distance services. Mr. Demirdjian is in the process of applying for patents on a number of e-business methodologies and has written numerous articles published in Public Communications Magazine. Paul Demirdjian has served on the Board since the inception of Jagged Peak in 2000 and is married to Primrose Demirdjian, another member of the Board. Mr. Demirdjian holds a B.S. in Engineering Technology form the University of South Florida, where he was a member of the Engineering Honor Society (Tau Alpha Pi).

Vince Fabrizzi – Chief Sales and Marketing Officer, Board Member

Prior to joining Jagged Peak Mr. Fabrizzi was Chief Executive Officer and Co-Founder of Compass Marketing Services, a logistics services, warehouse management, and fulfillment services company. Previously, Mr. Fabrizzi co-founded Paradigm Communications in 1989 with Mr. Furlong, and together over the next eight years they built the company into one of the Southeast’s largest nationally recognized advertising agencies with over 160 employees, $60 million in revenues and an impressive list of Fortune 500 clients. Prior to co-founding Paradigm, Mr. Fabrizzi was a Vice President and Partner at FKQ Advertising. Vince Fabrizzi has served on the Board since the inception of Jagged Peak in 2000. Mr. Fabrizzi holds a B.S. in Mechanical Engineering from West Virginia University.

Daniel R. Furlong – Chief Operating Officer, Board Member

Prior to joining Jagged Peak, Mr. Furlong was President and Co-Founder with Mr. Fabrizzi of both Compass Marketing Services and Paradigm Communications. Previously, Mr. Furlong was Vice President of Marketing for Dollar Rent-A-Car of Florida – the largest Dollar Rent-A-Car franchise in the country. During his tenure, business at the Florida division increased ten-fold. Mr. Furlong has served as an officer and a board member since the inception of Jagged Peak. Mr. Furlong graduated form the University of Wyoming with both undergraduate and graduate degrees in Accounting and was a Colorado licensed Certified Public Accountant.

Andrew J. Norstrud – Chief Financial Officer

Mr. Norstrud joined Jagged Peak in October of 2005 from Segmentz, Inc., where he served as Chief Financial Officer, and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building an exceptional financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud has worked for Grant Thornton LLP, Norco Accounting and Consulting, Aerosonic and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a Master of Accounting with a systems emphasis from the University of Florida and is a Florida licensed Certified Public Accountant.

Primrose Demirdjian – Board Member

Primrose Demirdjian is focused on expanding the international arm of Jagged Peak as well as serving as the Company’s Public Relations Director. She currently serves on the board of the Tampa Bay International Business Council and serves on two of Greater

Tampa Chamber of Commerce’s Committee of One Hundred’s international committees. In addition, she serves the Children’s Cancer Research Group at St. Joseph’s Children’s Hospital and is a trustee for Academy at the Lakes, a K-12 independent school. Prior to her tenure as president and co-founder of IBIS (June 1996), an Internet-related company, Mrs. Demirdjian was employed by GTE Data Services, Inc. where she held various administrative and technical positions. Primrose Demirdjian has served on the Board since the inception in 2000 and is married to Paul Demirdjian, the CEO of the Company. Mrs. Demirdjian has served as a board member since the inception of Jagged Peak. Mrs. Demirdjian holds a Bachelor of Science in Management Information Systems from Nova Southeastern University of Florida and has been a resident of Tampa since 1974.

AUDIT COMMITTEE

The Audit Committee consists of the entire Board, as there are no independent Board members. The Audit Committee; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions. As an advisory function of the committee, members also participate in financings, review budgets prior to presentation to the Board of Directors and review budgets versus historical results. The Board of Directors determined that Dan Furlong qualifies as an audit committee financial expert as defined under the regulations of the Securities and Exchange Commission.

CODE OF ETHICS

The Company’s Board of Directors has adopted a Code of Ethics applicable to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Sales and Marketing Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer and Controller. A copy of the Company’s Code of Ethics is attached as an exhibit to this Annual Report on Form 10-KSB. The Company intends to provide any disclosures which are required by the rules of the Securities and Exchange Commissions, or which the Company would otherwise determine to be appropriate, with respect to amendments of, and waivers from the Company’s Code of Ethics by posting such disclosures on the Company’s Internet website, www.JaggedPeak.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORING COMPLIANCE

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2005 all reporting persons timely complied with all filing requirements applicable to them.

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) and any securities exchanges on which the equities of the Company trade, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company.

Item 10. Executive Compensation

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 30, 2005 to or for the benefit of the Company’s Chief Executive Officer and the Company’s four most highly compensated executive officers whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

Summary Compensation Table

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position		Salary		Bonus	Restricted Stock Awards	Securities Underlying Options / SARs (#)		All Other Compensation
Paul Demirdjian, Chairman and Chief Executive Officer	2005 2004 2003	$ $ $	221,000 106,000 203,000			190,000	(1)
Vince Fabrizzi Chief Sales and Marketing Officer	2005 2004 2003	$ $ $	211,000 96,000 185,000			220,000	(2)
Dan Furlong Chief Operations Officer	2005 2004 2003	$ $ $	211,000 96,000 192,000			220,000	(3)

(1)	100,000 at strike price of $1.10 per share and 90,000 as strike price of $.77 per share

(2)	100,000 at strike price of $1.10 per share and 120,000 as strike price of $.77 per share
(3)	100,000 at strike price of $1.10 per share and 120,000 as strike price of $.77 per share

The Company’s Board appoints the executive officers to serve at the discretion of the Board.

DIRECTOR COMPENSATION

Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors receive options to purchase shares of common stock at the market price on the date they are granted, reimbursement of expenses incurred consequential to their service and may receive additional options at the discretion of the Board.

EMPLOYMENT AGREEMENTS

In December 2005, the Company entered into an employment agreement with Andrew J. Norstrud, the Company’s Chief Financial Officer, which terminates December 2007. In addition to expense allotment and other reasonable expense reimbursement, this agreement provides for a salary of $125,000 with annual increases in salary and bonuses at the discretion of the Board of Directors. The agreement provided for an option to purchase 100,000 shares of common stock at a price of $1.00 per share and an additional option to purchase 100,000 shares at $.75 per share and both are completely vested.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning the Company’s grant of options to purchase shares of the Company’s common stock and stock appreciation rights (“SARs”) during the fiscal year ended December 30, 2005, to the Company’s Chief Executive Officer and to each of the Company’s executive officers who earned more than $100,000 during the fiscal year ended December 30, 2005:

Name/Position	Number of Securities Underlying Options/SARs Granted (#)	Percent of Total Options/ SARs Granted to Employees in Fiscal Year	Quoted Market Price	Exercise or Base Price ($/Sh)	Expiration Date
Paul Demirdjian, CEO	90,000	10%	$1.40	$.77	10/7/2010
	100,000	11%	$2.50	$1.10	12/29/2010
Vince Fabrizzi, CSMO	120,000	13%	$1.40	$.77	10/7/2010
	100,000	11%	$2.50	$1.10	12/29/2010
Dan Furlong, COO	120,000	13%	$1.40	$.77	10/7/2010
	100,000	11%	$2.50	$1.10	12/29/2010

STOCK OPTION PLANS

The Company’s 2005 Stock Incentive Plan (“the Plan”) authorizes the Board of Directors the authority to grant up to 2,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the fair market value of the Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan authorizes up to 100,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the par value of Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 30, 2005, of the Company’s Chief Executive Officer and to each of the Company’s executive officers who earned more than $100,000 during the fiscal year ended December 30, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 30, 2005		Value of Unexercised In-the- Money Options at December 30, 2005
Name / Position			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul Demirdjian, CEO	0	0	190,000	—	$155,100	$—
Vince Fabrizzi, CSMO	0	0	243,529	—	$226,000	$—
Dan Furlong, COO	0	0	243,529	—	$226,000	$—

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 30, 2005, with respect to the Company’s stock option plan under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation related to 2005 stock option plan that is not approved by shareholders	923,529	$0.90	1,076,471
Equity compensation related to the 2000 stock option plan and other warrants approved by shareholders	727,458	$0.68	—

Total	1,650,987	$0.80	1,076,471

The Company’s 2005 Stock Incentive Plan (“the Plan”) authorizes the Board of Directors the authority to grant up to 2,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the fair market value of the Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

PRINCIPAL SHAREHOLDERS

The following table sets forth information known to us, as of the date of this Form 10-KSB filing, relating to the beneficial ownership of shares of common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Form 10-KSB filing, including upon the exercise of options, warrants or convertible securities. The Company determined a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Form 10-KSB filing, have been exercised or converted.

Except with respect to beneficial ownership of shares attributed to the named person, the following table does not give effect to the issuance of shares in the event outstanding common stock purchase warrants are exercised.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Jagged Peak, Inc., 2701 N. Rocky Point Dr. Suite 1250, Tampa, Florida 33607.

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Paul Demirdjian and Primrose Demirdjian (1)	5,180,084	37%
Dan Furlong (2)	3,110,077	22%
Vince Fabrizzi (3)	3,110,077	22%
Andrew J. Norstrud (4)	200,000	2%
Executive Officers and Directors (as a group of 5)	11,600,238	83%

(1)	Mr. Demirdjian is the Company’s Chairman, Chief Executive Officer and a Director. All shares are held jointly with Primrose Demirdjian and include 100,000 shares underlying common stock purchase options exercisable at $1.10 per share, and 180,000 shares underlying common stock purchase warrants exercisable at $.77 per share.
(2)	Mr. Furlong is the Company’s Chief Operating Officer and a Director. Includes 243,529 shares underlying common stock purchase options exercisable between $.01 per share and $1.10 per share.
(3)	Mr. Fabrizzi is the Company’s Chief Sales and Marketing Officer and a Director. Includes 243,529 shares underlying common stock purchase options exercisable between $.01 per share and $1.10 per share.
(4)	Mr. Norstrud is the Company’s Chief Financial Officer and a Director. Includes 200,000 shares underlying common stock purchase options exercisable between $.75 per share and $1.00 per share.

SHARES ELIGIBLE FOR FUTURE SALE

Item 12. Certain Relationships and Related Transactions

Other receivables, as of December 31, 2004 consisted of $150,000 of advances made to officers of Jagged Peak prior to the merger with Absolute Glass. These advances are unsecured, non-interest bearing, and due on demand. As of December 30, 2005 all advances had been paid in full.

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. During the course of the year there was less than $150,000 of total transactions and at December 30, 2005 there were no amounts owed to officers of the Company.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $11,400 and $3,600 for the 52-week period ended December 30, 2005 and for the 53-week period ended December 31, 2004, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Item 13. Exhibits

Exhibit Number		Description
2.1		Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1		Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2		Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.5 to the Form 8-K filed with the SEC on July 12, 2005, and incorporated herein by reference)

3.3		By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1		Forbearance Agreement

10.2	*	2005 Stock Incentive Plan

10.3	*	Andrew J. Norstrud Employment Agreement

10.4	*	2000 Stock Incentive Plan

14.1		Executive Management Code of Ethics

14.2		Company Code of Conduct

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

Item 14. Principal Accountants Fees and Services

Audit Fees

During 2005, our accountants, Pender Newkirk & Company, billed us approximately $127,000 for audit work and review of our Form 10-QSB and 8K filings. During 2004, we were billed by Pender Newkirk & Company, approximately $19,600 for audit and review fees associated with our 10-QSB and 10-KSB filings.

Audit Related Fees

None

Tax Fees

During 2005 we were billed by our accountants, Pender Newkirk & Company, approximately $7,400 to prepare our federal and state tax returns. The audit committee approved all fees.

All Other Fees

None

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on March 25, 2006.

JAGGED PEAK, INC.

BY:	/s/ Paul Demirdjian
Paul Demirdjian
(Chairman of the Board of Directors and Chief Executive Officer)

BY:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
(Chief Financial Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE
/s/ Paul Demirdjian Paul Demirdjian	Chairman of the Board of Directors and Chief Executive Officer	March 25, 2006

/s/ Vince Fabrizzi Vince Fabrizzi	Chief Sales and Marketing Officer and Director	March 25, 2006

/s/ Dan Furlong Dan Furlong	Chief Operations Officer and Director	March 25, 2006

/s/ Primrose Demirdjian Primrose Demirdjian	Director	March 25, 2006

Exhibit Index

Exhibit Index

Exhibit Number		Description
2.1		Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1		Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2		Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.5 to the Form 8-K filed with the SEC on July 12, 2005, and incorporated herein by reference)

3.3		By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1		Forbearance Agreement

10.2	*	2005 Stock Incentive Plan

10.3	*	Andrew J. Norstrud Employment Agreement

10.4	*	2000 Stock Incentive Plan

14.1		Executive Management Code of Ethics

14.2		Company Code of Conduct

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.