Form 10QSB
period 2006-03-31
JAGGED PEAK, INC.
filed 2006-05-11
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 000-31715

Jagged Peak, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2007478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13577 Feather Sound Dr Suite 390, Clearwater, FL 33762

(Address of principal executive offices, including zip code)

(800) 430-1312

(Registrant’s telephone number, including area code)

2701 N. Rocky Point Drive, Suite 1250, Tampa, FL 33607

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

Issuer’s net revenues for its most recent fiscal quarter ended March 31, 2006 was $2,968,800.

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 10, 2006 was $25,841,300.

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 13,969,297 shares of common stock outstanding as of May 10, 2006.

Transitional Small Business Format (check one).    Yes  ☐    No  ☒

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Financial Statements

13 Week Periods Ended

March 31, 2006 (Unaudited) and April 1, 2005 (Unaudited)

Contents

Financial Statements

Jagged Peak, Inc.

Balance Sheet

March 31, 2006 (Unaudited)

Assets
Current assets:
Cash	$73,400
Accounts receivable, net of allowance for doubtful accounts of $38,500	1,777,200
Other receivable	30,000
Work in process, net of allowance of $28,100	91,700
Deferred tax asset	171,100
Deposits and other current assets	112,700

Total current assets	2,256,100

Property and equipment, net of accumulated depreciation of $1,509,800	360,000
Other assets:
EDGE Platform, net of accumulated amortization of $835,800	459,600
Deferred tax asset	558,200
Other assets	1,066,500

Total long-term assets	2,444,300

Total assets	$4,700,400

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,046,700
Accrued payroll	205,500
Other accrued expenses	218,500
Deferred rent	14,200
Notes payable, current portion	716,600
Notes payable, related parties	150,000
Deferred revenue and customer deposits	940,100

Total current liabilities	3,291,600

Long-term liabilities:
Notes payable, net of current portion and unamortized discount of $88,800	136,200
Deferred rent	135,800

Total long-term liabilities	272,000

Stockholders’ equity:
Common stock, $.001 par value; 70,000,000 shares authorized; 13,844,297 shares issued and outstanding	13,900
Additional paid-in capital	2,259,100
Accumulated deficit	(1,136,200)

Total stockholders’ equity	1,136,800

Total liabilities and stockholders’ equity	$4,700,400

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	March 31, 2006	April 1, 2005
Revenue
Gross revenue	$3,656,900	$2,696,800
Discounts, freight and other	(688,100)	(310,300)

Net revenues	2,968,800	2,386,500

Cost of sales	2,233,400	1,818,000

Gross profit	735,400	568,500

Operating expenses:
General and administrative expenses	755,300	574,100

Operating loss	(19,900)	(5,600)

Other expenses:
Interest expense	39,900	53,500

Total other expenses	39,900	53,500

Loss before tax benefit	(59,800)	(59,100)

Provision for income tax benefit	(18,500)	(17,500)

Net loss	$(41,300)	$(41,600)

Weighted average number of common shares outstanding – basic & fully diluted	13,784,266	12,628,092

Net loss per share – basic & fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

13 Weeks Ended March 31, 2006 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 30, 2005	13,619,759	$13,600	$2,050,400	$(1,094,900)	$969,100
Issuance of stock, net of offering costs	619,000	700	308,300		309,000
Acquisition of stock from dissenting investor	(394,462)	(400)	(99,600)		(100,000)
Net loss for the period				(41,300)	(41,300)

Balance, March 31, 2006	13,844,297	$13,900	$2,259,100	$(1,136,200)	$1,136,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	13 Weeks Ended
	March 31, 2006	April 1, 2005
Operating activities
Net loss	$(41,300)	$(41,600)

Adjustments to reconcile net loss to net cash (used by) provided by operating activities:
Depreciation and amortization	133,100	132,200
Non-cash consulting expense	21,200
Amortization related to long term debt	5,600
Adjustment to allowance for bad debt expense	31,100	15,000
Changes in:
Accounts receivable	(745,000)	470,000
Work-in-process	57,100	(293,100)
Other current assets Other assets	30,800 15,900	(42,000)
Deferred tax asset	(18,500)	(17,500)
Accounts payable	14,200	(209,300)
Accrued payroll	135,200	(45,500)
Accrued expenses	(9,400)	(22,800)
Deferred rent	(3,200)	39,800
Other liabilities	181,400	64,000

Total adjustments	(150,500)	90,800

Net cash (used by) provided by operating activities	(191,800)	49,200

Investing activities
Acquisition of property and equipment	(22,600)	(900)
Acquisition/development of software - EDGE Platform		(136,200)

Cash flows used by investing activities	(22,600)	(137,100)

Financing activities
Payments made on capital leases		(5,400)
Net proceeds and payments on bank credit line	(25,000)
Proceeds from notes payable and warrants issued		250,000
Proceeds from related party notes payable	150,000
Payments on notes payable	(66,700)	(24,800)
Issuance of common stock, net	209,000

Cash flows provided by financing activities	267,300	219,800

Net increase in cash	52,900	131,900

Cash, beginning of period	20,500	86,200

Cash, end of period	$73,400	$218,100

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$34,300	$53,500

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 Week Periods Ended March 31, 2006 and April 1, 2005

1. General Background Information

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. (“Jagged Peak” or the “Company”).

Jagged Peak, Inc. is headquartered in Clearwater, Florida, providing enterprise commerce management (ECM) solutions. The Company’s proprietary Enterprise Dynamic Global Engine (“EDGE”) software is a multi language, completely web-based solution, which allows our clients to promote and maintain their brands while leveraging our investment in infrastructure and technology. Our clients access our platform over the Internet, enabling companies to capture orders through e-commerce or other business to business portals, control and coordinate distribution of orders, manage inventory, and fulfill orders electronically or physically across multiple suppliers, warehouses and partners in real-time. From a shopper perspective, end-users enter the client site and seamlessly communicate with EDGE. End-users can then browse for products and create orders online, once orders are made, we either deliver the products digitally through the Internet or communicate the order seamlessly to either our own fulfillment warehouse or to a third-party fulfillment agency for physical delivery, which is all based on established client business rules to ensure optimal delivery performance.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended March 31, 2006 and April 1, 2005 consists of 13 weeks.

On July 8, 2005, Absolute Glass Protection, Inc. (“Absolute”) completed the acquisition of Jagged Peak, Inc. a Florida corporation (“Jagged Peak”), through a reverse triangular merger in which Jagged Peak merged with Absolute Glass Protection Acquisition Corporation, a Nevada corporation (“Absolute Sub”) that was a wholly owned subsidiary of Absolute with no assets or liabilities formed solely for the purpose of facilitating the merger (the “Merger”). This transaction is accounted for as a reverse merger, with Jagged Peak treated as the accounting acquirer for financial statement purposes. This transaction closed effective July 8, 2005, and Absolute changed its corporate name to “Jagged Peak, Inc.” Only operations of Jagged Peak remain post merger and therefore the information presented is of Jagged Peak for the periods ended March 31, 2006 and April 1, 2005 and no pro-forma information is presented in these financial statements.

2. Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at March 31, 2006, (b) the results of operations for the 13 weeks ended March 31, 2006 and April 1, 2005, (c) the statement of changes in stockholders’ equity ended March 31, 2006 and (d) cash flows for the 13 weeks ended March 31, 2006 and April 1, 2005, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 30, 2005.

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

Reclassifications

Certain prior year amounts shown in the accompanying financial statements have been reclassified to conform to the 2006 presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net income.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There were no amounts capitalized during the 13-week period ended March 31, 2006 and approximately $136,200 during the 13-week period ended April 1, 2005. Amortization expenses related to capitalized software and charged to operations for the 13-week period ended March 31, 2006 and April 1, 2005 were approximately $96,700 and approximately $96,200, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers incentive programs. These accounts total approximately $15,300 at March 31, 2006. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

During the 13-week period ended March 31, 2006 and April 1, 2005, sales to one and two customers amounted to approximately $1,096,100 and $1,274,900, respectively, or 37% and 53% of total revenues, respectively. Accounts receivable from the one customer at March 31, 2006 amounted to approximately $480,900 or approximately 27% of the balance. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at March 31, 2006 amounted to approximately $213,500.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $38,500 is considered necessary as of March 31, 2006. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended March 31, 2006 by approximately $5,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 13-week period ended March 31, 2006 and April 1, 2005, there was no impairment of long-lived or intangible assets.

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

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. There is no valuation allowance as of March 31, 2006.

Stock-Based Compensation

The Company previously applied the intrinsic value method provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations for stock-based compensation. Accordingly, the Company recognized compensation expense on our restricted stock awards, but no compensation expense was recognized for fixed option plans as all option grants under the plan had an exercise price equal or greater to the fair market value of the underlying common stock on the date of grant. As permitted, the Company had previously elected to adopt the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123; Accounting for Stock-Based Compensation, (“SFAS 123”) and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on December 31, 2005 using the modified prospective method, which did not require the recognition of any non-cash charges, as there were no unvested stock options on that date.

The fair value concepts were not changed significantly in FAS 123R; however, in adopting FAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

Since there were no stock option grants during the 13 week period ended April 1, 2005 no table is required illustrating the pro forma effect on net income for periods prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such period.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 13,784,266 and 12,628,092 for the 13-week periods ended March 31, 2006 and April 1, 2005, respectively. The diluted weighted average number of shares was approximately 14,810,566 and 12,914,569 for the 13-week period ended March 31, 2006 and April 1, 2005, respectively. The earning per share calculation for the 13-week period ended March 31, 2006 and April 1, 2005 considers the shares issued in the reverse acquisition as outstanding at the beginning of 2005.

Common stock equivalents for the 13-week periods ended March 31, 2006 and April 1, 2005 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended March 31, 2006 excludes approximately 1,026,300 shares that could dilute earnings per share in future periods.

3. Other Assets

Other assets consist of:

March 31, 2006
Escrow deposit	$254,000
Deferred offering cost	537,300
Prepaid management fee	359,900
1,151,200

Current portion of management fee classified as other current asset	(84,700)

$1,066,500

4. Equity

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2004	973,598	$1.01-1.50	$0.92
Warrants and options granted	1,156,871	$0.01-1.10	$0.76
Warrants and options cancelled or expired	(479,482)	$0.75-2.13	$0.83

Outstanding at December 30, 2005	1,650,987	$0.01-2.13	$0.80
Warrants and options granted	25,000	$2.50	$2.50
Warrants and options cancelled or expired	0	$0	$0

Outstanding at March 31, 2006	1,675,987	$0.01-2.50	$0.83

The following table summarizes information about options and warrants outstanding and exercisable as of March 31, 2006:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	327,460	4.5 years	$0.01	4.5 years	327,460	$0.01
$0.50-1.00	523,529	4.3 years	$0.77	4.3 years	523,529	$0.77
$1.00-2.50	824,998	4.8 years	$1.19	4.8 years	799,998	$1.15

As of March 31, 2006 there were approximately 1,651,000 options exercisable at a weighted average exercise price of $0.82. The intrinsic value of the exercisable warrants at March 31, 2006, based on the quoted market rate of $1.85 per common share is approximately $1,730,000.

Equity Funding

In January of 2006, the Company issued 125,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price of the stock was $125,000 or $1.00 per share and used for working capital.

In February of 2006, the Company purchased 394,462 shares from a certain investor for $100,000 and an option to purchase 20,000 Jagged Peak common shares at $2.00 per share. The purchase price of the stock was $0.25 per share. The stock was purchased for another investor where Jagged Peak issued 394,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $110,000 or $0.28 per share. In addition the Company issued 100,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $100,000 or $1.00 per share. Approximately $26,000 was paid in fees related to these transactions. The net cash received from the above transactions was $84,000, which will be used for working capital.

In April of 2006, the Company issued 125,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price of the stock was $125,000 or $1.00 per share and used for working capital.

5. Related Party Transaction

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. As of March 31, 2006 there was $150,000 due to one of the officers.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $7,600 during the 13-week period ended March 31, 2006. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

Background of our Company

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is headquartered in Clearwater, Florida, providing outsourced e-commerce solutions. The Company’s proprietary Enterprise Dynamic Global Engine (“EDGE”) software is a multi language, completely web-based solution, which allows our clients to promote and maintain their brands while leveraging our investment in infrastructure and technology. Our clients access our platform over the Internet, enabling companies to capture orders through e-commerce or other business to business portals, control and coordinate distribution of orders, manage inventory, and fulfill orders electronically or physically across multiple suppliers, warehouses and partners in real-time. From a shopper perspective, end-users enter the client site and seamlessly communicate with EDGE. End-users can then browse for products, create orders online and pay for those orders, once orders are processed, we either deliver the products digitally through the Internet or communicate the order seamlessly to either our own fulfillment warehouse or to various third-party fulfillment agencies for physical delivery, which is all based on established client business rules to ensure optimal delivery performance.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see the section of our December 30, 2005 annual report filed with the SEC under Item 1 entitled “Risks Particular to The Company’s Business.”

For the 13-week period ended March 31, 2006 compared to the 13-week period ended April 1, 2005

Net revenues increased approximately $582,300, or 24%, to approximately $2,968,800 for the 13-week period ended March 31, 2006, as compared to approximately $2,386,500 for the 13-week period ended April 1, 2005. The increases in revenue primarily related to (i) significant increase in order / transaction volume, (ii) the continued expansion of services to existing customers and (iii) the new customers resulting from marketing efforts.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $415,400, or 23%, to approximately $2,233,400 for the 13-week period ended March 31, 2006, as compared to approximately $1,818,000 for the 13-week period ended April 1, 2005. As a percentage of revenues cost of sales amounted to approximately 75% of related revenues for the 13-week period ended March 31, 2006, as compared with approximately 76% for the 13-week period ended April 1, 2005. Increase in costs of service and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increased productivity (iii) increased higher margined professional services and (iv) costs related to increased shipping revenue. Executive management has started the implementation of its strategic plan to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase.

General and administrative expense increased by approximately $181,200 or 32% to approximately $755,300 for the 13-week period ended March 31, 2006 as compared to approximately $574,100 for the 13-week period ended April 1, 2005. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) employee benefits and bonus accruals, and (vii) increases in expenses directly related to being a public entity. Management will continue to implement strategies to maintain low general and administrative expenses while building a scaleable infrastructure.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $59,800 for the 13-week period ended March 31, 2006, compared with the loss from continuing operations before provisions for income taxes of approximately $59,100 for the 13-week period ended April 1, 2005.

The income tax benefit was approximately $18,500 for the 13-week period ended March 31, 2006 compared to an income tax benefit of approximately $17,500 for the 13-week period ended April 1, 2005. Differences between the effective tax rate used for 2006 and 2005, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of March 31, 2006 the Company had federal and state net operating loss carry-forwards totaling approximately $2,400,000, which begin to expire in 2021.

Basic loss per share from continuing operations for the 13-week period ended March 31, 2006 was $0.00 per weighted average share, compared with basic loss of $0.00 per weighted average share for the 13-week period ended April 1, 2005.

Critical Accounting Policies and Estimates

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

During the 13-week period ended March 31, 2006 and April 1, 2005, sales to one and two customers amounted to approximately $1,096,100 and $1,274,900, respectively, or 37% and 53% of total revenues, respectively. Accounts receivable from the one customer at March 31, 2006 amounted to approximately $480,900 or approximately 27% of the balance. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at March 31, 2006 amounted to approximately $213,500.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $38,500 is considered necessary as of March 31, 2006. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended March 31, 2006 by approximately $5,000. We do not accrue interest on past due receivables.

Contingent Liabilities

In the normal course of business the Company is party to legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA

EBITDA for the 13-week period ended March 31, 2006 was approximately $113,200 compared to approximately $126,600 in the comparable period of the prior year. The decrease in the EBITDA directly relates to the increased administrative cost and the non-capitalization EDGE enhancements. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 13-weeks ended
	March 31, 2006	April 1, 2005
Net loss as reported	$(41,300)	$(41,600)
Income tax benefit	(18,500)	(17,500)
Interest expense	39,900	53,500
Depreciation and amortization	133,100	132,200

EBITDA	$113,200	$126,600

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006 the Company has approximately $1,035,500 of negative working capital and has cash and cash equivalents of approximately $73,400, compared with approximately $20,500 of cash and cash equivalents at December 30, 2005. A significant portion of this negative working capital is related to the notes payable due in the first quarter of 2007, the high balance of deferred revenue and customer deposits and the timing of accounts payable payments. The Company anticipates that through the sale of securities and by continued restructuring of the debt, the Company will be able to have positive working capital by the end of 2006.

During the 13-week period ended March 31, 2006 cash has increased by approximately $52,900. During the 13-week period ended March 31, 2006 the change was primarily caused by (i) losses from operations, (ii) the increase of debt and equity of approximately $209,000; (iii) the significant increase in the accounts receivable; (iv) non-cash expenses, including but not limited to depreciation and amortization, (v) increase in accrued salaries, (vi) increases in deferred revenue and customer deposits, and (vi) other changes in assets and liabilities. Management expects to have negative cash flow from operations in the short term, while the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans. Management expects this trend to slow and become positive cash flow from operations as the product becomes more mature in the market and the Company is able to capitalize on its technology investments.

The Company has continued its capital raising efforts and has raised approximately $200,000 in the first quarter of 2006 as follows:

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

Our strategy is to continue to expand primarily through internal development, which will depend on a number of factors that are beyond our control. There can be no assurance that we will be successful in implementing our growth strategy or in obtaining adequate financing on favorable terms for these strategies.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2006 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, to our knowledge there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no unregistered sales of equity securities that have not been previously filed or included in an 8-K report.

Item 3. Defaults Upon Senior Securities

During the 13-week period ended March 31, 2006, the Company was in default on the financial covenants of the Company’s bank loans and bank line of credit. The Company has received a forbearance agreement related to this debt, which provides for payments through February of 2007. The Company is in compliance with the forbearance agreement and has timely paid all amounts due under the agreement. The entire debt due under this agreement is classified as current. The forbearance agreement is filed with the December 30, 2005 annual report filed on the form 10KSB.

Item 4. Submission of Matters to a Vote of Security Holders

During the 13-week period ended March 31, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

Andrew J. Norstrud’s employment agreement dated December 29, 2005 was amended on May 9, 2006 to extend the term of the contract through December 29, 2009 and change the terms of the change of control section. See exhibit 10.5 Amendment to Andrew J. Norstrud employment agreement.

Item 6. Exhibits

(a)	Exhibits included herewith are:

10.5	Amendment to Andrew J. Norstrud employment agreement

31.1	Certification of the Chief Executive Officer dated May 10, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2	Certification of the Chief Financial Officer dated May 10, 2006 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated May 10, 2006 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated May 10, 2006 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	May 10, 2006
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	May 10, 2006
Andrew J. Norstrud	Date
Chief Financial Officer