Form 10QSB
period 2006-06-30
JAGGED PEAK, INC.
filed 2006-08-14
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 000-31715

Jagged Peak, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2007478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13577 Feather Sound Dr Suite 330, Clearwater, FL 33762

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

Issuer’s net revenues for its most recent fiscal quarter ended June 30, 2006 was $2,888,800.

Aggregate market value of the voting stock held by non-affiliates of the registrant at August 10, 2006 was $13,969,297.

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 13,969,297 shares of common stock outstanding as of August 10, 2006.

Transitional Small Business Format (check one).    Yes  ☐    No  ☒

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Financial Statements

13 and 26 Week Periods Ended

June 30, 2006 (Unaudited) and the

13 and 26 Week Periods Ended July 1, 2005 (Unaudited)

Contents

Financial Statements

Jagged Peak, Inc.

Balance Sheet

June 30, 2006 (Unaudited)

Assets
Current assets:
Cash	$115,600
Accounts receivable, net of allowance for doubtful accounts of $70,000	1,285,000
Other receivable	40,000
Work in process, net of allowance of $28,300	97,000
Deferred tax asset	171,100
Deposits and other current assets	139,800

Total current assets	1,848,500
Property and equipment, net of accumulated depreciation of $1,463,900	342,800

Other assets:
EDGE Platform, net of accumulated amortization of $932,400	363,000
Deferred tax asset	574,200
Other assets	1,045,300

Total long-term assets	2,325,300
Total assets	$4,173,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$751,300
Accrued payroll	320,000
Other accrued expenses	280,600
Deferred rent	14,200
Notes payable, current portion	641,600
Deferred revenue and customer deposits	667,000

Total current liabilities	2,674,700
Long-term liabilities:
Notes payable, net of current portion and unamortized discount of $83,200	141,800
Deferred rent	132,400

Total long-term liabilities	274,200

Stockholders’ equity:
Common stock, $.001 par value; 70,000,000 shares authorized;
13,969,297 shares issued and outstanding	14,000
Additional paid-in capital	2,384,000
Accumulated deficit	(1,173,100)

Total stockholders’ equity	1,224,900
Total liabilities and stockholders’ equity	$4,173,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2006	July 1, 2005	June 30, 2006	July 1, 2005
Revenue
Gross revenue	$3,556,500	$2,636,000	$7,213,400	$5,332,800
Discounts, freight and other	(667,700)	(315,300)	(1,355,800)	(625,600)

Net revenues	2,888,800	2,320,700	5,857,600	4,707,200
Cost of sales	2,168,200	1,891,800	4,401,600	3,709,800

Gross profit	720,600	428,900	1,456,000	997,400

Operating expenses:
General and administrative expenses	699,900	604,900	1,455,200	1,179,000

Operating profit (loss)	20,700	(176,000)	800	(181,600)

Other expenses:
Interest expense	65,700	37,400	105,600	90,900
Loss on disposal of assets	7,900		7,900

Total other expenses	73,600	37,400	113,500	90,900

Loss before tax benefit	(52,900)	(213,400)	(112,700)	(272,500)

Provision for income tax benefit	(16,000)	(53,600)	(34,500)	(71,100)
Net loss	$(36,900)	$(159,800)	$(78,200)	$(201,400)

Weighted average number of common shares outstanding – basic & fully diluted	13,927,631	12,628,092	13,855,948	12,628,092

Net loss per share – basic & fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

26 Weeks Ended June 30, 2006 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 30, 2005	13,619,759	$13,600	$2,050,400	$(1,094,900)	$969,100
Issuance of stock, net of offering costs	744,000	800	433,200		434,000
Acquisition of stock from dissenting investor	(394,462)	(400)	(99,600)		(100,000)
Net loss for the period				(78,200)	(78,200)

Balance, June 30, 2006	13,969,297	$14,000	$2,384,000	$(1,173,100)	$1,224,900

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	26 Weeks Ended
	June 30, 2006		July 1, 2005
Operating activities
Net loss		$(78,200)		$(201,400)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization		265,500		245,500
Non-cash consulting expense		42,300
Amortization related to long term debt		11,100		5,800
Loss on the disposal of assets		7,900
Adjustment to allowance for bad debt expense		74,600		15,000
Changes in:
Accounts receivable		(296,300)		354,200
Work-in-process		51,800		(212,200)
Other current assets		(6,300)		(28,400)
Other assets		16,000		(111,300)
Deferred tax asset and liability, net		(34,500)		(71,100)
Accounts payable		(281,200)		(143,100)
Accrued payroll		249,700		103,000
Accrued expenses		52,700		47,400
Deferred rent		(6,600)		62,600
Other liabilities		(91,700)		(83,800)

Net cash used by operating activities		(23,200)		(17,800)

Investing activities
Advances made to related parties				(189,600)
Acquisition of property and equipment		(49,100)		(12,000)
Acquisition/development of software - EDGE Platform				(212,700)

Cash flows used by investing activities		(49,100)		(414,300)

Financing activities
Payments made on capital leases				(9,400)
Net proceeds and payments on bank credit line				100,000
Proceeds from notes payable and warrants issued				250,000
Proceeds from related party notes payable				95,000
Payments on notes payable		(166,600)		(50,000)
Issuance of common stock, net		334,000

Cash flows provided by financing activities		167,400		385,600

Net increase (decrease) in cash		95,100		(46,500)
Cash, beginning of period		20,500		86,200

Cash, end of period		$115,600		$39,700

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$		$
Cash paid during the period for interest		$94,500		$85,100

During the period ended July 1, 2005, the Company issued 101,375 warrants valued at $111,000 and has recorded the amount as a discount on the related note payable.

During the period ended July 1, 2005, the Company’s officers agreed to offset $339,800 in advances and accrued interest against the related accrued compensation.

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 and 26-Week Periods Ended June 30, 2006 and the 13 and

26-Week Periods Ended July 1, 2005

1. General Background Information

Jagged Peak, Inc. (“the Company”) is headquartered in Clearwater, Florida, providing enterprise commerce management (ECM) solutions. The Company’s proprietary Enterprise Dynamic Global Engine (“EDGE”) software is a multi language, completely web-based solution, which allows our clients to promote and maintain their brands while leveraging our investment in infrastructure and technology. Our clients access our platform over the Internet, enabling companies to capture orders through e-commerce or other business to business portals, control and coordinate distribution of orders, manage inventory, and fulfill orders electronically or physically across multiple suppliers, warehouses and partners in real-time. From a shopper perspective, end-users enter the client site and seamlessly communicate with EDGE. End-users can then browse for products and create orders online, once orders are made, we either deliver the products digitally through the Internet or communicate the order seamlessly to either our own fulfillment warehouse or to a third-party fulfillment agency for physical delivery, which is all based on established client business rules to ensure optimal delivery performance.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended June 30, 2006 and July 1, 2005 both consist of 13-weeks and 26-weeks.

On July 8, 2005, Absolute Glass Protection, Inc. (“Absolute”) completed the acquisition of Jagged Peak, Inc. a Florida corporation (“Jagged Peak”), through a reverse triangular merger in which Jagged Peak merged with Absolute Glass Protection Acquisition Corporation, a Nevada corporation (“Absolute Sub”) that was a wholly owned subsidiary of Absolute with no assets or liabilities formed solely for the purpose of facilitating the merger (the “Merger”). This transaction is accounted for as a reverse merger, with Jagged Peak treated as the accounting acquirer for financial statement purposes. This transaction closed effective July 8, 2005, and Absolute changed its corporate name to “Jagged Peak, Inc.” Only operations of Jagged Peak remain post merger and therefore the information presented is of Jagged Peak for the periods ended June 30, 2006 and July 1, 2005 and no pro-forma information is presented in these financial statements.

2. Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at June 30, 2006, (b) the results of operations for the 13 and 26 weeks ended June 30, 2006 and July 1, 2005, (c) the statement of changes in stockholders’ equity ended June 30, 2006 and (d) cash flows for the 26-weeks ended June 30, 2006 and July 1, 2005, have been made.

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

Reclassifications

Certain prior year amounts shown in the accompanying financial statements have been reclassified to conform to the 2006 presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net loss.

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

Additional technology revenues are derived from software development services, managed services, transaction fees, and consulting and customized technology assignments. Revenue from technology service arrangements and software development services are recognized as services are provided or on the percentage of completion method for those arrangements with specified milestones. The percentage of completion is based on labor hours incurred to total labor hours expected to be incurred.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There were no amounts capitalized during the 13-week and 26-week periods ended June 30, 2006 and approximately $76,500 and approximately $212,700 during the 13-week and 26-week periods ended July 1, 2005, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week and 26-week period ended June 30, 2006 were approximately $96,600 and 193,200, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week and 26-week period ended July 1, 2005 were approximately $76,900 and $173,100, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers incentive programs. These accounts total approximately $16,900 at June 30, 2006. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

During the 26-week period ended June 30, 2006 and July 1, 2005, sales to one and two customers amounted to approximately $2,368,200 and $2,385,000, respectively, or 40% and 50% of total revenues, respectively. Accounts receivable from two customers at June 30, 2006 amounted to approximately $390,100 or approximately 29% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $70,000 is considered necessary as of June 30, 2006. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended June 30, 2006 by approximately $5,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 26-week period ended June 30, 2006 and July 1, 2005, there was no impairment of long-lived or intangible assets.

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

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through the reverse acquisition with Absolute Glass the Company acquired net operating losses for tax purposes of approximately $2.4 million. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the limitation the Company has placed a full valuation allowance against that asset of approximately $900,000.

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

The fair value concepts were not changed significantly in FAS 123R; however, in adopting FAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant. Since there were no stock option grants during the 26-week period ended July 1, 2005 no table is required illustrating the pro forma effect on net income for periods prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such period.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 13,855,948 and 12,628,092 for the 26-week periods ended June 30, 2006 and July 1, 2005, respectively. The diluted weighted average number of shares was approximately 14,858,748 and 13,025,083 for the 26-week period ended June 30, 2006 and July 1, 2005, respectively. The earning per share calculation for the 26-week period ended June 30, 2006 and July 1, 2005 considers the shares issued in the reverse acquisition as outstanding at the beginning of 2005.

Common stock equivalents for the 26-week periods ended June 30, 2006 and July 1, 2005 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended June 30, 2006 excludes approximately 1,002,799 shares that could dilute earnings per share in future periods.

3. Other Assets

Other assets consist of:

June 30, 2006
Escrow deposit	$254,000
Deferred offering cost	537,300
Prepaid management fee	338,700

1,130,000
Current portion of management fee classified as other current asset	(84,700)

$1,045,300

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2004	973,598	$1.01-1.50	$0.92
Warrants and options granted	1,156,871	$0.01-1.10	$0.76
Warrants and options cancelled or expired	(479,482)	$0.75-2.13	$0.83

Outstanding at December 30, 2005	1,650,987	$0.01-2.13	$0.80
Warrants and options granted	25,000	$2.50	$2.50
Warrants and options cancelled or expired	0	$0	$0

Outstanding at June 30, 2006	1,675,987	$0.01-2.50	$0.83

The following table summarizes information about options and warrants outstanding and exercisable as of June 30, 2006:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	327,460	4.2 years	$0.01	4.2 years	327,460	$0.01
$0.50-1.00	523,529	4.0 years	$0.77	4.0 years	523,529	$0.77
$1.00-2.50	824,998	4.5 years	$1.19	4.5 years	799,998	$1.15

As of June 30, 2006 there were approximately 1,651,000 options exercisable at a weighted average exercise price of $0.83. The intrinsic value of the exercisable warrants at June 30, 2006, based on the quoted market rate of $1.20 per common share is approximately $667,400.

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

5. Related Party Transaction

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. As of June 30, 2006 there were no loans due to any of the officers.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $9,100 during the 26-week period ended June 30, 2006. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

For the 13-week period ended June 30, 2006 compared to the 13-week period ended July 1, 2005

Net revenues increased approximately $568,100, or 24%, to approximately $2,888,800 for the 13-week period ended June 30, 2006, as compared to approximately $2,320,700 for the 13-week period ended July 1, 2005. The increases in revenue primarily related to (i) increase technology revenue from several new projects, (ii) continued growth in order / transaction volume, (iii) the continued expansion of services to existing customers and (iv) new customers resulting from marketing efforts.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $276,400, or 15%, to approximately $2,168,200 for the 13-week period ended June 30, 2006, as compared to approximately $1,891,800 for the 13-week period ended July 1, 2005. As a percentage of revenues cost of sales amounted to approximately 75% of related revenues for the 13-week period ended June 30, 2006, as compared with approximately 82% for the 13-week period ended July 1, 2005. Increase in costs of service and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increased productivity (iii) increased higher margined professional services and (iv) costs related to increased shipping revenue. Executive management has continued the implementation of its strategic plan to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase.

General and administrative expense increased by approximately $95,000 or 16% to approximately $699,900 for the 13-week period ended June 30, 2006 as compared to approximately $604,900 for the 13-week period ended July 1, 2005. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) employee benefits and bonus accruals, and (vii) increases in expenses directly related to being a public entity. Management will continue to implement strategies to maintain low general and administrative expenses while building a scaleable infrastructure.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $52,900 for the 13-week period ended June 30, 2006, compared with the loss from continuing operations before provisions for income taxes of approximately $213,400 for the 13-week period ended July 1, 2005.

The income tax benefit was approximately $16,000 for the 13-week period ended June 30, 2006 compared to an income tax benefit of approximately $53,600 for the 13-week period ended July 1, 2005. Differences between the effective tax rate used for 2006 and 2005, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 30, 2006 the Company had federal and state net operating loss carry-forwards totaling approximately $2,450,000, which begin to expire in 2021.

Basic loss per share from continuing operations for the 13-week period ended June 30, 2006 was $0.00 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 13-week period ended July 1, 2005.

For the 26-week period ended June 30, 2006 compared to the 26-week period ended July 1, 2005

Net revenues increased approximately $1,150,400, or 24%, to approximately $5,857,600 for the 13-week period ended June 30, 2006, as compared to approximately $4,707,200 for the 26-week period ended July 1, 2005. The increases in revenue primarily related to (i) increase technology revenue from several new projects, (ii) continued growth in order / transaction volume, (iii) the continued expansion of services to existing customers and (iv) new customers resulting from marketing efforts.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $691,800, or 19%, to approximately $4,401,600 for the 26-week period ended June 30, 2006, as compared to approximately $3,709,800 for the 26-week period ended July 1, 2005. As a percentage of revenues cost of sales amounted to approximately 75% of related revenues for the 26-week period ended June 30, 2006, as compared with approximately 79% for the 26-week period ended July 1, 2005. Increase in costs of service and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increased productivity (iii) increased higher margined professional services and (iv) costs related to increased shipping revenue. Executive management has continued the implementation of its strategic plan to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase.

General and administrative expense increased by approximately $276,200 or 23% to approximately $1,455,200 for the 26-week period ended June 30, 2006 as compared to approximately $1,179,000 for the 26-week period ended July 1, 2005. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) employee benefits and bonus accruals, and (vii) increases in expenses directly related to being a public entity. Management will continue to implement strategies to maintain low general and administrative expenses while building a scaleable infrastructure.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $112,700 for the 26-week period ended June 30, 2006, compared with the loss from continuing operations before provisions for income taxes of approximately $272,500 for the 26-week period ended July 1, 2005.

The income tax benefit was approximately $34,500 for the 26-week period ended June 30, 2006 compared to an income tax benefit of approximately $71,100 for the 26-week period ended July 1, 2005. Differences between the effective tax rate used for 2006 and 2005, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 30, 2006 the Company had federal and state net operating loss carry-forwards totaling approximately $2,450,000, which begin to expire in 2021.

Basic loss per share from continuing operations for the 26-week period ended June 30, 2006 was $0.01 per weighted average share, compared with basic loss of $0.02 per weighted average share for the 26-week period ended July 1, 2005.

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

Additional technology revenues are derived from software development services, managed services, transaction fees, and consulting and customized technology assignments. Revenue from technology service arrangements and software development services are recognized as services are provided or on the percentage of completion method for those arrangements with specified milestones. The percentage of completion is based on labor hours incurred to total labor hours expected to be incurred.

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

During the 26-week period ended June 30, 2006 and July 1, 2005, sales to one and two customers amounted to approximately $2,368,200 and $2,385,000, respectively, or 40% and 50% of total revenues, respectively. Accounts receivable from two customers at June 30, 2006 amounted to approximately $390,100 or approximately 29% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $70,000 is considered necessary as of June 30, 2006. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended June 30, 2006 by approximately $5,000. We do not accrue interest on past due receivables.

Contingent Liabilities

In the normal course of business the Company is party to legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA

EBITDA for the 26-week period ended June 30, 2006 was approximately $258,400 compared to approximately $63,900 in the comparable period of the prior year. The increase in the EBITDA is primarily related to the increased sales and increased productivity. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 26-weeks ended
	June 30, 2006	July 1, 2005
Net loss as reported	$(78,200)	$(201,400)
Income tax benefit	(34,500)	(71,100)
Interest expense	105,600	90,900
Depreciation and amortization	265,500	245,500

EBITDA	$258,400	$63,900

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006 the Company has approximately $826,200 of negative working capital and has cash and cash equivalents of approximately $115,600, compared with approximately $20,500 of cash and cash equivalents at December 30, 2005. A significant portion of this negative working capital is related to the notes payable due in the first quarter of 2007, the high balance of deferred revenue and customer deposits and the timing of accounts payable payments. The Company anticipates that through the sale of securities and by continued restructuring of the debt, the Company will be able to have positive working capital by the end of 2006.

During the 26-week period ended June 30, 2006 cash has increased by approximately $95,100. During the 26-week period ended June 30, 2006 the change was primarily effected by (i) losses from operations, (ii) the increase of debt and equity of approximately $167,400; (iii) the significant increase in the accounts receivable; (iv) the significant decrease in accounts payable; (v) non-cash expenses, including but not limited to depreciation and amortization, (vi) increase in accrued payroll, (vii) increases in deferred revenue and customer deposits, and (viii) other changes in assets and liabilities. Management expects to have negative cash flow from operations in the short term, while the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans. Management expects this trend to slow and become positive cash flow from operations as the product becomes more mature in the market and the Company is able to capitalize on its technology investments.

The Company has continued its capital raising efforts and has raised approximately $334,000 in the first half of 2006. All of the capital that has been raised has been used as working capital.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2006 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

During the 26-week period ended June 30, 2006, the Company was in default on the financial covenants of the Company’s bank loans and bank line of credit. The Company has received a forbearance agreement related to this debt, which provides for payments through February of 2007. The Company is in compliance with the forbearance agreement and has timely paid all amounts due under the agreement. The entire debt due under this agreement is classified as current. The forbearance agreement is filed with the December 30, 2005 annual report filed on the form 10KSB.

Item 4. Submission of Matters to a Vote of Security Holders

During the 26-week period ended June 30, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

None

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer dated August 10, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2

Certification of the Chief Financial Officer dated August 10, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated August 10, 2006 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated August 10, 2006 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	August 10, 2006
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	August 10, 2006
Andrew J. Norstrud	Date
Chief Financial Officer