Form 10QSB
period 2006-09-29
JAGGED PEAK, INC.
filed 2006-11-13
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 29, 2006

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

Issuer’s net revenues for its most recent fiscal quarter ended September 29, 2006 was $2,690,500.

Aggregate market value of the voting stock held by non-affiliates of the registrant at November 10, 2006 was $14,210,000.

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 14,069,297 shares of common stock outstanding as of November 10, 2006.

Transitional Small Business Format (check one).    Yes  ☐    No  ☒

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Financial Statements

13 and 39 Week Periods Ended

September 29, 2006 (Unaudited) and the

13 and 39 Week Periods Ended September 30, 2005 (Unaudited)

Contents

Financial Statements

Jagged Peak, Inc.

Balance Sheet

September 29, 2006 (Unaudited)

Assets
Current assets:
Cash	$318,000
Accounts receivable, net of allowance for doubtful accounts of $105,000	1,349,900
Other receivable	32,400
Work in process, net of allowance of $20,000	27,600
Deferred tax asset	171,100
Deposits and other current assets	161,700

Total current assets	2,060,700

Property and equipment, net of accumulated depreciation of $1,500,200	310,200

Other assets:
EDGE Platform, net of accumulated amortization of $1,003,800	291,600
Deferred tax asset	604,500
Other assets	1,099,200

Total long-term assets	2,305,500

Total assets	$4,366,200

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$948,700
Accrued payroll	340,000
Other accrued expenses	203,900
Deferred rent	14,200
Notes payable, current portion	566,600
Deferred revenue and customer deposits	768,900

Total current liabilities	2,842,300

Long-term liabilities:
Notes payable, net of current portion and unamortized discount of $77,700	147,300
Deferred rent	128,900

Total long-term liabilities	276,200

Stockholders’ equity:
Common stock, $.001 par value; 70,000,000 shares authorized; 14,069,297 shares issued and outstanding	14,100
Additional paid-in capital	2,472,400
Accumulated deficit	(1,238,800)

Total stockholders’ equity	1,247,700

Total liabilities and stockholders’ equity	$4,366,200

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2006	September 30, 2005	September 29, 2006	September 30, 2005
Revenue
Gross revenue	$3,396,300	$2,976,800	$10,609,700	$8,309,600
Discounts, freight and other	(705,800)	(888,900)	(2,061,600)	(1,514,500)

Net revenues	2,690,500	2,087,900	8,548,100	6,795,100

Cost of sales	1,976,100	1,679,700	6,377,700	5,389,500

Gross profit	714,400	408,200	2,170,400	1,405,600

Operating expenses:

General and administrative expenses	775,000	877,000	2,230,200	2,056,000

Operating loss	(60,600)	(468,800)	(59,800)	(650,400)

Other expenses:
Interest expense	35,400	66,200	141,000	157,100
Loss on disposal of assets			7,900

Total other expenses	35,400	66,200	148,900	157,100

Loss before tax benefit	(96,000)	(535,000)	(208,700)	(807,500)

Provision for income tax benefit	(30,300)	(140,000)	(64,800)	(211,100)

Net loss	$(65,700)	$(395,000)	$(143,900)	$(596,400)

Weighted average number of common shares outstanding – basic & fully diluted	13,992,631	12,690,411	13,901,509	11,878,972

Net loss per share – basic & fully diluted	$(0.00)	$(0.03)	$(0.01)	$(0.05)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

39 Weeks Ended September 29, 2006 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 30, 2005	13,619,759	$13,600	$2,050,400	$(1,094,900)	$969,100
Issuance of stock, net of offering costs	744,000	800	433,200		434,000
Issuance of stock related to offering	100,000	100	74,900		75,000
Acquisition of stock from dissenting investor	(394,462)	(400)	(99,600)		(100,000)
Amortization of officer, director and employee compensation			13,500		13,500
Net loss for the period				(143,900)	(143,900)

Balance, September 29, 2006	14,069,297	$14,100	$2,472,400	$(1,238,800)	$1,247,700

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	39 Weeks Ended
	September 29, 2006	September 30, 2005
Operating activities
Net loss	$(143,900)	$(596,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	373,200	385,600
Non-cash consulting expense	63,500	21,000
Non-cash amortization of officers, director and employees compensation	13,500
Amortization related to long term debt	16,600	11,300
Loss on the disposal of assets	7,900
Adjustment to allowance for bad debt expense	111,000	45,000

Changes in:
Accounts receivable	(397,600)	319,200
Work-in-process	121,200	(127,300)
Other current assets	(20,600)	(41,400)
Other assets	15,900	(90,100)
Deferred tax asset and liability, net	(64,800)	(211,100)
Accounts payable	(83,800)	98,800
Accrued payroll	269,700	(6,500)
Accrued expenses	(24,000)	96,500
Deferred rent	(10,100)	60,500
Other liabilities	10,200	(52,200)

Net cash provided by (used in) operating activities	257,900	(87,100)

Investing activities
Acquisition of property and equipment	(52,800)	(12,000)
Acquisition/development of software - EDGE Platform		(268,300)

Cash flows used by investing activities	(52,800)	(280,300)

Financing activities
Payments made on capital leases		(10,900)
Net proceeds and payments on bank credit line		100,000
Proceeds from notes payable and warrants issued Proceeds from related party notes payable		250,000 95,000
Payments on notes payable	(241,600)	(74,900)
Issuance of common stock, net	334,000

Cash flows provided by financing activities	92,400	359,200

Net increase (decrease) in cash	297,500	(8,200)

Cash, beginning of period	20,500	86,200

Cash, end of period	$318,000	$78,000

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$124,400	$121,000

During the period ended September 30, 2005, the Company issued 101,375 warrants valued at $111,000 and has recorded the amount as a discount on the related note payable.

During the period ended September 30, 2005, the Company’s officers agreed to offset $339,800 in advances and accrued interest against the related accrued compensation.

During the period ended September 29, 2006, the Company issued 100,000 shares of stock, which were capitalized in other long-term assets as deferred offering costs and valued at approximately $75,000.

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 and 39-Week Periods Ended September 29, 2006 and the 13 and

39-Week Periods Ended September 30, 2005

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended September 29, 2006 and September 30, 2005 both consist of 13-weeks and 39-weeks.

On July 8, 2005, Absolute Glass Protection, Inc. (“Absolute”) completed the acquisition of Jagged Peak, Inc. a Florida corporation (“Jagged Peak”), through a reverse triangular merger in which Jagged Peak merged with Absolute Glass Protection Acquisition Corporation, a Nevada corporation (“Absolute Sub”) that was a wholly owned subsidiary of Absolute with no assets or liabilities formed solely for the purpose of facilitating the merger (the “Merger”). This transaction is accounted for as a reverse merger, with Jagged Peak treated as the accounting acquirer for financial statement purposes. This transaction closed effective July 8, 2005, and Absolute changed its corporate name to “Jagged Peak, Inc.” Only operations of Jagged Peak remain post merger and therefore the information presented is of Jagged Peak for the periods ended September 29, 2006 and September 30, 2005 and no pro-forma information is presented in these financial statements.

2. Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at September 29, 2006, (b) the results of operations for the 13 and 39 weeks ended September 29, 2006 and September 30, 2005, (c) the statement of changes in stockholders’ equity ended September 29, 2006 and (d) cash flows for the 39-weeks ended September 29, 2006 and September 30, 2005, have been made.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There were no amounts capitalized during the 13-week and 39-week periods ended September 29, 2006 and approximately $55,600 and approximately $255,800 during the 13-week and 39-week periods ended

September 30, 2005, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week and 39-week period ended September 29, 2006 were approximately $71,400 and $264,600, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week and 39-week period ended September 30, 2005 were approximately $104,400 and $277,500, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers incentive programs. These accounts total approximately $116,100 at September 29, 2006. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

During the 39-week period ended September 29, 2006 and September 30, 2005, sales to one and four customers amounted to approximately $3,692,200 and approximately $4,394,000, respectively, or 43% and 65% of total revenues, respectively. Accounts receivable from three customers at September 29, 2006 amounted to approximately $676,300 or approximately 50% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $105,000 is considered necessary as of September 29, 2006. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 29, 2006 by approximately $5,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 39-week period ended September 29, 2006 and September 30, 2005, there was no impairment of long-lived or intangible assets.

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

The fair value concepts were not changed significantly in FAS 123R; however, in adopting FAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company will continue using the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant. Since there were no stock option grants during the 39-week period ended September 30, 2005 no table is required illustrating the pro forma effect on net income for periods prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such period.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 13,901,509 and 11,878,972 for the 39-week periods ended September 29, 2006 and September 30, 2005, respectively. The diluted weighted average number of shares was approximately 14,719,029 and 12,343,172 for the 39-week period ended September 29, 2006 and September 30, 2005, respectively. The earning per share calculation for the 39-week period ended September 29, 2006 and September 30, 2005 considers the shares issued in the reverse acquisition as outstanding at the beginning of 2005.

Common stock equivalents for the 39-week periods ended September 29, 2006 and September 30, 2005 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended September 30, 2006 excludes approximately 817,520 shares that could dilute earnings per share in future periods.

3. Other Assets

Other assets consist of:

September 29, 2006
Escrow deposit	$254,000
Deferred offering cost	612,300
Prepaid management fee	317,600

1,183,900
Current portion of management fee classified as other current asset	(84,700)

$1,099,200

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2004	973,598	$1.01-1.50	$0.92
Warrants and options granted	1,156,871	$0.01-1.10	$0.76
Warrants and options cancelled or expired	(479,482)	$0.75-2.13	$0.83

Outstanding at December 30, 2005	1,650,987	$0.01-2.13	$0.80
Warrants and options granted	155,000	$2.00-2.50	$2.08
Warrants and options cancelled or expired	0	$0	$0

Outstanding at September 29, 2006	1,805,987	$0.01-2.50	$0.91

The following table summarizes information about options and warrants outstanding and exercisable as of September 29, 2006:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	327,460	3.4 years	$0.01	3.4 years	327,460	$0.01
$0.50-1.00	523,529	4.0 years	$0.77	4.0 years	523,529	$0.77
$1.00-2.50	954,998	3.7 years	$1.30	3.5 years	799,998	$1.15

As of September 29, 2006 there were approximately 1,651,000 options exercisable at a weighted average exercise price of $0.80. The intrinsic value of both the exercisable and outstanding warrants at September 29, 2006, based on the quoted market rate of $0.55 per common share is approximately $417,300.

During the 39 week period ended September 29, 2006 the Company granted options with a calculated value of approximately $85,600 or approximately $0.55 per share. The amortization expense related to those grants during the 39-week period ended September 29, 2006 was approximately $13,500. At September 29, 2006 there was approximately $72,100 of employee stock option compensation expense to be amortized.

The values of the options were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the 39 week period ended September 29, 2006 (1) risk-free interest rate of between 3.6% and 3.7%, (2) no dividend yield (3) expected lives of between 5.0 years (4) volatility of 75% to 125%. Results may vary depending on the assumptions applied within the model. The term of the expected option life is based on historical information of past options being exercised and the volatility is based on the Company’s historical stock price, adjusted for the Company’s low trading volume.

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

In August of 2006, the Company issued 100,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The stock was issued for services related to assisting management capitalize the Company. The stock was valued at the market price on the date of issue of approximately $75,000 or $0.75 per share.

5. Related Party Transaction

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. As of September 29, 2006 there were no loans due to any of the officers.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $9,100 during the 39-week period ended September 29, 2006. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing in the Company’s form 10KSB for the 52 week ended December 30, 2005 and elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

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

For the 13-week period ended September 29, 2006 compared to the 13-week period ended September 30, 2005

Net revenues increased approximately $602,600, or 29%, to approximately $2,690,500 for the 13-week period ended September 29, 2006, as compared to approximately $2,087,900 for the 13-week period ended September 30, 2005. The increases in revenue primarily related to (i) increase technology revenue from several new projects, (ii) continued growth in order / transaction volume, (iii) the continued expansion of services to existing customers, and (iv) new customers resulting from marketing efforts.

Cost of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $296,400, or 18%, to approximately $1,976,100 for the 13-week period ended September 29, 2006, as compared to approximately $1,679,700 for the 13-week period ended September 30, 2005. As a percentage of revenues cost of sales amounted to approximately 73% of related revenues for the 13-week period ended September 29, 2006, as compared with approximately 80% for the 13-week period ended September 30, 2005. The increase in cost of sales and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increased productivity, (iii) increased higher margined professional services, (iv) increased recurring revenue, and (v) costs related to increased shipping revenue. Executive management has continued the implementation of its strategic plan to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase.

General and administrative expense decreased by approximately $102,000 or 12% to approximately $775,000 for the 13-week period ended September 29, 2006 as compared to approximately $877,000 for the 13-week period ended September 30, 2005. The decrease was primarily related to the lack of reverse merger costs that were incurred during the third quarter of 2005. Off-setting this decrease was (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) employee benefits and bonus accruals, and (vii) increases in expenses directly related to being a public entity. Management will continue to implement strategies to maintain low general and administrative expenses while building a scaleable infrastructure.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $96,000 for the 13-week period ended September 29, 2006, compared with the loss from continuing operations before provisions for income taxes of approximately $535,000 for the 13-week period ended September 30, 2005.

The income tax benefit was approximately $30,300 for the 13-week period ended September 29, 2006 compared to an income tax benefit of approximately $140,000 for the 13-week period ended September 30, 2005. Differences between the effective tax rate used for 2006 and 2005, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 29, 2006 the Company had federal and state net operating loss carry-forwards totaling approximately $2,550,000, which begin to expire in 2021.

Basic loss per share from continuing operations for the 13-week period ended September 29, 2006 was $0.00 per weighted average share, compared with basic loss of $0.03 per weighted average share for the 13-week period ended September 30, 2005.

For the 39-week period ended September 29, 2006 compared to the 39-week period ended September 30, 2005

Net revenues increased approximately $1,753,000, or 26%, to approximately $8,548,100 for the 39-week period ended September 29, 2006, as compared to approximately $6,795,100 for the 39-week period ended September 30, 2005. The increases in revenue primarily related to (i) increase technology revenue from several new projects, (ii) continued growth in order / transaction volume, (iii) the continued expansion of services to existing customers, and (iv) new customers resulting from marketing efforts.

Cost of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $988,200, or 18%, to approximately $6,377,700 for the 39-week period ended September 29, 2006, as compared to approximately $5,389,500 for the 39-week period ended September 30, 2005. As a percentage of revenues cost of sales amounted to approximately 75% of related revenues for the 39-week period ended September 30, 2006, as compared with approximately 79% for the 39-week period ended September 30, 2005. Increase in costs of service and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increased productivity (iii) increased higher margined professional services, and (iv) costs related to increased shipping revenue. Executive management has continued the implementation of its strategic plan to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase.

General and administrative expense increased by approximately $174,200 or 8% to approximately $2,230,200 for the 39-week period ended September 29, 2006 as compared to approximately $2,056,000 for the 39-week period ended September 30, 2005. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) employee benefits and bonus accruals, and (vii) increases in expenses directly related to being a public entity. The increase was primarily offset by the lack of reverse merger costs that were incurred during the third quarter of 2005. Management will continue to implement strategies to maintain low general and administrative expenses while building a scaleable infrastructure.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $208,700 for the 39-week period ended September 29, 2006, compared with the loss from continuing operations before provisions for income taxes of approximately $807,500 for the 39-week period ended September 30, 2005.

The income tax benefit was approximately $64,800 for the 39-week period ended September 29, 2006 compared to an income tax benefit of approximately $211,100 for the 39-week period ended September 30, 2005. Differences between the effective tax rate used for 2006 and 2005, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 29, 2006 the Company had federal and state net operating loss carry-forwards totaling approximately $2,550,000, which begin to expire in 2021.

Basic loss per share from continuing operations for the 39-week period ended September 29, 2006 was $0.01 per weighted average share, compared with basic loss of $0.05 per weighted average share for the 39-week period ended September 30, 2005.

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

During the 39-week period ended September 29, 2006 and September 30, 2005, sales to one and four customers amounted to approximately $3,692,200 and approximately $4,394,000, respectively, or 43% and 65% of total revenues, respectively. Accounts receivable from three customers at September 29, 2006 amounted to approximately $676,300 or approximately 50% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $105,000 is considered necessary as of September 29, 2006. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 29, 2006 by approximately $5,000. We do not accrue interest on past due receivables.

Contingent Liabilities

In the normal course of business the Company is party to legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA

EBITDA for the 39-week period ended September 29, 2006 was approximately $305,500 compared to approximately $(264,800) in the comparable period of the prior year. The increase in the EBITDA is primarily related to the increased sales and increased productivity and the lack of reverse merger costs that were primarily incurred in the third quarter of last year. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 39-weeks ended
	September 29, 2006	September 30, 2005
Net loss as reported	$(143,900)	$(596,400)
Income tax benefit	(64,800)	(211,100)
Interest expense	141,000	157,100
Depreciation and amortization	373,200	385,600

EBITDA	$305,500	$(264,800)

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 2006 the Company has approximately $781,600 of negative working capital and has cash and cash equivalents of approximately $318,000, compared with approximately $20,500 of cash and cash equivalents at December 30, 2005. A significant portion of this negative working capital is related to the notes payable due in the first quarter of 2007, the high balance of deferred revenue and customer deposits and the timing of accounts payable payments. The Company anticipates that through the sale of securities and by continued restructuring of the debt, the Company will be able to have positive working capital by the end of 2006.

During the 39-week period ended September 29, 2006 cash has increased by approximately $297,500. During the 39-week period ended September 29, 2006 the change was primarily effected by (i) losses from operations, (ii) the decrease of debt and increase of equity of approximately $92,400, net; (iii) the significant increase in the accounts receivable; (iv) the decrease in accounts payable; (v) non-cash expenses, including but not limited to depreciation and amortization, (vi) the significant increase in accrued payroll, and (vii) other changes in assets and liabilities. As management expected there was cash flow from operations of approximately $257,900 for the 39-week period ended September 29, 2006. Management expects that the management of cash flow will continue to be critical while the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans. Management does not expect there to be occasions that cash flow from operations will be negative based on the growth of the Company and the implementation of several management strategies.

The Company has continued its capital raising efforts and has raised approximately $334,000 in the first three quarters of 2006. All of the capital that has been raised has been used as working capital.

Management has engaged a second firm to assist the Company in gaining necessary capital to implement management’s growth strategies. Depending on the results of these efforts, the Company could have to recognize a non-cash expense of up to approximately $850,000 of capitalized capital raising costs and prepaid consulting fees. In addition, if the Company was to extinguish the debt early there is approximately $78,000 of un-amortized discounts that would have to be expensed.

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

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 29, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended September 29, 2006 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any material litigation either as plaintiffs or defendants. As of this date, to our knowledge there is not any material threatened or material pending litigation against us or any of our officers or directors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There are no unregistered sales of equity securities that have not been previously filed or included in an 8-K report.

Item 3. Defaults Upon Senior Securities

During the 39-week period ended September 29, 2006, the Company was in default on the financial covenants of the Company’s bank loans and bank line of credit. The Company has received a forbearance agreement related to this debt, which provides for payments through February of 2007. The Company is in compliance with the forbearance agreement and has timely paid all amounts due under the agreement. The entire debt due under this agreement is classified as current. The forbearance agreement is filed with the December 30, 2005 annual report filed on the form 10KSB.

Item 4. Submission of Matters to a Vote of Security Holders

During the 39-week period ended September 29, 2006, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Matters

None

Item 6. Exhibits

(a) Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer dated November 10, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2

Certification of the Chief Financial Officer dated November 10, 2006

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated November 10, 2006 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated November 10, 2006 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 10, 2006
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	November 10, 2006
Andrew J. Norstrud	Date
Chief Financial Officer