Form 10KSB
period 2006-12-29
JAGGED PEAK, INC.
filed 2007-03-26
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-31715

Jagged Peak, Inc.

(Exact name of registrant as specified in its charter)

Nevada	91-2007478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13577 Feather Sound Dr. Suite 330, Clearwater, FL	33762
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 499-1717

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

Issuer’s revenues for its most recent fiscal year ended December 29, 2006 was $11,462,300.

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 20, 2007 was $2,789,967.

There were 13,949,837 shares of the Registrant’s $.001 par value common stock outstanding as of March 20, 2007.

Transitional Small Business Format (check one).    Yes  ☒    No  ☐

Jagged Peak, Inc.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED

DECEMBER 29, 2006

PART I

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Particular to The Company’s Business” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Financial Statements and related Notes thereto included elsewhere in this report.

Item 1.	Description of Business

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-business software and services company headquartered in Clearwater, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company’s flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company’s clients are able to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics and automate other business processes through the use of the EDGE application and its related tools.

Jagged Peak’s multi-channel, enterprise EDGE application provides a comprehensive, integrated platform for e-business management that supports a broad range of business and operational applications. Clients can use EDGE as an enterprise application or as an integrator and consolidator for multiple businesses, processes and applications. EDGE has built in tools to extend the application which enables clients to create complex and robust e-commerce, CRM related customer services and repair and reverse logistics solutions. The EDGE application permits users to manage order capturing, processing, tracking, fulfillment, settlement, creating and managing dynamic catalogs, customer relation management, marketing and reporting, all in real-time. The EDGE application is built to industry-standard best practices. The application has been integrated seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers its software with a flexible managed services transaction based pricing model. Jagged Peak also offers its clients third party fulfillment services that are typically bundled with its software and sold as a turnkey “web-to-ship” solution.

The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, distribution, travel and tourism and manufacturing. The following are representative of our client base:

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

COMPETITIVE ADVANTAGES

The Company provides a suite of services to help businesses worldwide grow their revenues and avoid the costs and risks associated with running a global technology operation in-house. The Company provides vertically integrated e-business solutions that include e-commerce, order management, CRM, digital and physical product fulfillment, email marketing, business process automation and strategic marketing services. At the core of these services is the Company’s proprietary software EDGE. The EDGE application provides a complete multi-channel, multi distribution center, multi-enterprise, highly functional software solution that can be deployed in minimal time, requires a lower upfront purchase cost or activation fee, and is easy to use and maintain. As a result, Jagged Peak believes it is able to deliver a complete enterprise commerce management software solution faster and at a lower cost than the competition. Jagged Peak offers its clients an end-to-end web based order management software solution that has a compelling return-on-investment proposition that is the result of an attractive and flexible transaction-based pricing model coupled with reduced implementation requirements. The Company believes its EDGE application maintains additional advantages relative to the competition such as complete web-native architecture, platform or vendor independence, highly scalable solution, role-based hierarchical security, real-time order visibility and ease of use. We believe that we are uniquely positioned to assist our clients accelerate and manage their growth.

GROWTH STRATEGY

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

•

Future Software Product Development - The EDGE application was first released in January of 2000 and has been under continual development. Significant functionality has been added over the years and the current product is highly functional and robust, yet easy to use and rapidly deployed. Features have been added based on real world demand from clients. The Company plans to continuously invest in and enhance the EDGE product.

OPERATIONS AND SERVICES

Software Product and Technology

Jagged Peak’s proprietary EDGE application is a highly scalable e-business platform that empowers companies to effectively conduct business and communicate with their customers, vendors, suppliers, employees and distribution partners. The EDGE application is a web-based, end-to-end transaction processing and information management system that enables companies to achieve complete automation and total integration of their demand management, e-business and related processes. EDGE is comprised of integrated modules that work together seamlessly in real-time.

Fulfillment Services

Jagged Peak leads its sales and marketing of new business development efforts with its EDGE application. It also offers customers a complete turnkey solution, if desired, which can include both physical and digital fulfillment services. EDGE is used for our fulfillment, which includes reporting, order fulfillment, return authorizations, back order processing, and full transaction auditing capabilities.

Hosting and Managed Services (ASP)

Jagged Peak’s hosting and managed services (ASP) transaction pricing model provides a strong recurring revenue stream for the Company as it builds its customer base. Managed services contracts are typically three years in length with minimum transaction volumes guaranteed. The managed services model provides a lower initial cost, a turnkey outsourced solution with a very rapid path to deployment, which requires less of our clients internal resources.

INFORMATION SYSTEMS

A key component of the Jagged Peak growth strategy is the significant capital, planning and corporate intelligence that is deployed towards technology as we deliver our solution primarily through the EDGE application. To remain competitive, we must continue to enhance and improve the responsiveness, features and functionality of the EDGE application and the underlying network infrastructure. We are continuously working to improve our infrastructure, core applications and software products.

EDGE is a highly available, scalable platform that is designed to handle an unlimited number of stores and products. An EDGE cluster consists of a configurable number of redundant web servers configured to J2EE standards that serves data from a cluster of Microsoft SQL or similar database servers. Part of our standard architecture includes the use of a sophisticated database configured and designed to maintain flexibility and speed. Due to the programming architecture and network design of the EDGE platform, it can seamlessly be extended with additional modules and components. The EDGE administrative system allows instantaneous system wide changes to be implemented and administrated by the end user to support rapid response to industry changes, including business logic changes, payment processing changes, warehouse and logistics concerns, requirements for taxes, and pricing rules. EDGE allows the end user to create dynamic, time sensitive business rules to control what items are available to specific users, based upon a highly configurable set of data. EDGE also supports real time based transactions in all instances as opposed to a batching process, enabling our clients inventory and orders to have real-time accuracy and in synch with external systems.

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

CUSTOMERS, SALES AND MARKETING

Jagged Peak’s EDGE application addresses the large market opportunity for e-commerce software applications that can integrate across Supply Chain Management (SCM) and Customer Relationship Management (CRM) systems. Since 2000, the generally accepted definition of SCM has expanded to include all applications relating to demand management, e-commerce, and order execution. Many companies today are trying to cost effectively and rapidly web enable their legacy order managements systems. Larger corporations have many departments, divisions, or subsidiary companies that are seeking to optimally manage their demand chain. In general, companies are attempting to enhance communications and create more efficient business processes and visibility within an enterprise and across customers, vendors, suppliers or other external relationships. EDGE facilitates the integration of multiple applications across the Web, while providing companies a way to effectively manage transactions of every nature with multiple parties. The market for SCM software is expected to be more than $3 billion in the next few years. Factors contributing to the historical and projected growth in the SCM software market include: increased emphasis on the customer – and supplier-centric approach to managing revenues and expenses, increasing profits, and expanding overall competitive positioning. In addition, current economic conditions have increased companies’ requirements for short-term Return-On-Investment (ROI) and proof of value.

A significant portion of the Company’s revenue comes from a few customers. (See Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Concentration of Risk.)

SEASONALITY

Historically, the Company’s revenues and profitability have been subject to moderate quarterly seasonal trends. The first quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest. Typically, this pattern has been the result of factors such as, national holidays, customer demand and economic conditions. Additionally, significant portions of the Company’s revenues are from clients whose business levels are impacted by seasonality and the economy.

PERSONNEL

At December 29, 2006, the Company had approximately 74 full time employees working for Jagged Peak. At this time, none of the Company’s employees are covered by a collective bargaining agreement. The Company recognizes the employees as one of its most valuable asset and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of our clients.

RISK MANAGEMENT

The Company maintains general liability, errors and omissions, property, property of others and workers’ compensation insurance. The Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

CORPORATE INFORMATION

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. (the “Company”). In July 2005, Jagged Peak, Inc. merged with a subsidiary of Absolute Glass Inc., which was incorporated in Nevada in November of 1999. Absolute Glass, Inc. subsequently amended its articles of incorporation and changed its name to Jagged Peak Inc. (the “Company”) The Company’s principal executive offices are located at 13577 Feather Sound Drive, Suite 330, Clearwater, Florida 33762. The telephone number is (727) 499-1717 and the Internet website address is www.JaggedPeak.com.

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

LOSSES FROM OPERATIONS; NO ASSURANCES OF PROFITABILITY

Jagged Peak had losses before tax benefit of approximately $1,851,100 for the fiscal year ended December 29, 2006, and losses before tax benefit of approximately $1,029,900 for the fiscal year ended December 30, 2005, and there can be no assurance that the Company will not incur additional losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE WOULD CAUSE OUR REVENUE TO DECLINE

Sales to one of our clients accounted for approximately 50% of our revenue in 2006. Contracts with our clients are generally two to three years in length. If any one of these key contracts is not renewed or otherwise terminates, or if revenues from these clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to obtain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and at the same time develop new client relationships.

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

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS IN DEMAND FOR PRODUCTS AND SERVICES OFFERED BY OUR CLIENTS OR US

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

DEVELOPMENTS IN ACCOUNTING STANDARDS MAY CAUSE US TO INCREASE OUR RECORDED EXPENSES, WHICH IN TURN WOULD JEOPARDIZE OUR ABILITY TO OBTAIN PROFITABILITY

The Financial Accounting Standards Board recently adopted a proposal to require that the fair value of stock options and other share based payments be reflected as an expense item in the financial statements of public companies for quarters beginning after December 15, 2005. As a result of the adoption of this, we recorded a significant additional non-cash expense as compared to prior years.

THE GROWTH OF THE MARKET FOR OUR SERVICES DEPENDS ON THE DEVELOPMENT AND MAINTENANCE OF THE INTERNET INFRASTRUCTURE

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

WE MAY BECOME LIABLE TO CLIENTS WHO ARE DISSATISFIED WITH OUR SERVICES

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

CHANGES IN GOVERNMENT REGULATION COULD LIMIT OUR INTERNET ACTIVITIES OR RESULT IN ADDITIONAL COSTS OF DOING BUSINESS OVER THE INTERNET

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

LAWS RELATING TO USER INFORMATION AND ONLINE PRIVACY MAY LIMIT THE COLLECTION AND USE OF END-USER DATA FOR OUR CLIENTS

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

INTERNET-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE OR CAUSE IT TO FLUCTUATE SIGNIFICANTLY

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

WE ARE NOT REQUIRED TO MEET OR MAINTAIN ANY LISTING STANDARDS FOR OUR COMMON STOCK TO BE QUOTED ON THE OTC BULLETIN BOARD, WHICH COULD AFFECT OUR STOCKHOLDERS’ ABILITY TO ACCESS TRADING INFORMATION ABOUT OUR COMMON STOCK

OTCBB market is separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the National Association of Securities Dealers (“NASD”), that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Capital Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER–DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDER TO SELL THEIR SECURITIES IN THE SECONDARY MARKET

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC

Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker–dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK

The market price of the Company’s common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

•	Changes in earnings estimates and outlook by financial analysts;

•	Our failure to meet financial analysts’ and investors’ performance expectations;

•	Changes in market valuations of other transportation and logistics companies; or

•	General market and economic conditions.

ACCORDING TO THE SEC, THE MARKET FOR PENNY STOCKS HAS SUFFERED FROM PATTERNS OF FRAUD AND ABUSE

Such patterns include:

•	Control of the market for the security by one or a few broker–dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid–ask differentials and markups by selling broker–dealers; and

•

The wholesale dumping of the same securities by promoters and broker–dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

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

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS

The Company’s common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes that risks associated with such stock, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the customer, and obtain specific written consent of the customer. With these restrictions, the likely effect of designation as a low price stock, would be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction costs of sales and purchase of such stocks compared to other securities.

NO DIVIDENDS ANTICIPATED

The Company intends to retain all future earnings for use in the development of the Company’s business and does not anticipate paying any cash dividends on the Common Stock in the near future.

Item 2.	Description of Properties

The Company’s executive offices are located in 10,000 square feet of leased office space located at 13577 Feather Sound Drive, Suite 330, Clearwater, Florida 33762. Monthly rent expense is approximately $10,000 per month under a lease that expires April 2008. In addition the Company leases approximately 90,000 square feet of warehouse space at 118 18th Street South, St. Petersburg, Florida. The monthly rent expense is approximately $30,000 per month under a lease that expires May 2011.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of 1 year as of December 29, 2006:

Year Ending	Minimum Rental Payments
2007	$462,000
2008	$389,000
2009	$357,000
2010	$364,000
2011	$122,000

Total	$1,694,000

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

The Company’s common stock is traded on the OTC under the symbol “JGPK.” The table below sets forth the high and low bid prices for the Company’s common stock for the quarters within 2005 and 2006 since the Jagged Peak Inc. and Absolute Glass merger in July of 2005 as reported by NASDAQ. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period			High	Low
July 15, 2005	-	September 30, 2005	$1.70	$1.10
October 1, 2005	-	December 30, 2005	$2.50	$1.40
December 31, 2005	-	March 31, 2006	$2.70	$1.60
April 1, 2006	-	June 30, 2006	$2.40	$1.08
July 1, 2006	-	September 29, 2006	$1.50	$0.52
September 30, 2006	-	December 29, 2006	$1.06	$0.30

The Company has approximately 80 investors of record. The Company has never paid cash dividends on the Company’s common stock. The Company intends to keep future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

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

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-business software and services company headquartered in Clearwater, Florida, providing Demand and Supply Chain Management, CRM execution and e-Fulfillment solutions and services. The Company’s flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company’s clients are able to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics and automate other business processes through the use of the EDGE application and its related tools.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended December 29, 2006 and December 30, 2005 consisted of 52 weeks.

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

Sales to a single customer amounted to approximately $5,681,000 or approximately 50% and sales to two customers amounted to approximately $5,043,000 or approximately 52% of total revenues during the 52-week periods ended December 29, 2006 and December 30, 2005, respectively. Accounts receivable from the one customer at December 29, 2006 was approximately $476,400 or approximately 40% and from the two customers at December 30, 2005, accounts receivable amounted to approximately $312,000 or approximately 29% of the balance. The risk of this is mitigated as the deferred revenue and customer deposits from the single customer at December 29, 2006 was approximately $250,000 and from the two customers at December 30, 2005 the deferred revenue and customer deposits amounted to approximately $391,000.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $105,000 and $45,000 is considered necessary as of December 29, 2006 and December 30, 2005, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 29, 2006 by approximately $18,000. We do not accrue interest on past due receivables.

Contingent Liabilities

In the normal course of business the Company is party to legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

RESULTS OF OPERATIONS

For the 52-week period ended December 29, 2006 compared to the period ended December 30, 2005.

The following table summarizes selected financial data of the Company:

	2006	2005	Change	Percent
Gross revenue	$14,442,600	$11,196,500	$3,246,100	29%
Net revenue	11,462,300	9,682,000	1,780,300	18%

Cost of goods sold	8,862,400	7,567,100	1,295,300	17%

Gross profit	2,599,900	2,114,900	485,000	23%

Selling, general and administrative	4,184,000	2,913,500	1,270,500	44%

Net loss from operations	$(1,584,100)	$(798,600)	$(785,500)	98%

CAPITALIZATION

The following table sets forth the Company’s capitalization as of December 29, 2006. The table should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Form 10-KSB filing.

Total current liabilities	$2,078,900
Long-term liabilities	2,074,400
Stockholders’ equity:
Common stock; $.001 par value; 70,000,000 shares authorized; 13,869,297 shares issued and outstanding at December 29, 2006	13,900
Additional paid-in capital	3,274,100
Accumulated deficit	(2,474,000)

Total stockholders’ equity	$814,000

For the 52-week period ended December 29, 2006 compared to the 52-week period ended December 30, 2005.

Net revenues increased approximately $1,780,300, or 18%, to approximately $11,462,300 for the 52-week period ended December 29, 2006, as compared to approximately $9,682,000 for the 52-week period ended December 30, 2005. The increases in revenue primarily related to (i) the continued expansion of services to existing customers, (ii) customer growth, and (iii) the new customers resulting from marketing efforts.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $1,295,300, or 17%, to approximately $8,862,400 for the 52-week period ended December 29, 2006, as compared to approximately $7,567,100 for the 52-week period ended December 30, 2005. As a percentage of revenues cost of sales amounted to approximately 77% of related revenues for the 52-week period ended December 29, 2006, as compared with approximately 78% for the 52-week period ended December 30, 2005. Increased costs of service and decreases as a percentage of revenue resulted primarily from (i) increased revenue, (ii) management efforts to reduce costs, and (iii) costs related to increased shipping revenue. Management intends to continue its strategic plan to change the Company’s infrastructure, production and technology to enable the Company to increase productivity without significant additional resources and allow the Company to better capitalize on economies of scale as revenues increase.

General and administrative expense increased by approximately $1,270,500 or 44% to approximately $4,184,000 for the 52-week period ended December 29, 2006 as compared to approximately $2,913,500 for the 52-week period ended December 30, 2005. The increase was primarily related to (i) $303,400 related to the termination of a management agreement, (ii) $484,300 related to the termination of capital raising efforts, (iii) $414,500 related to stock based employee compensation, (iv) increased executive management and sales force, (v) $74,000 related to the early extinguishment of debt, (vi) increased overhead expenses related to the sales and marketing plan, and (vii) increases in expenses directly related to being a public entity. The elimination of reverse acquisition expenses and other unnecessary expenses of approximately $400,000 offset these increases. Management will continue to implement strategies to maintain low general and administrative expenses while building a scaleable infrastructure. Management does expect expenses related to its sales force to grow significantly in the 2007 as the Company accelerates its growth initiatives.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $1,851,100 for the 52-week period ended December 29, 2006, compared with the loss from continuing operations before provisions for income taxes of approximately $1,029,900 for the 52-week period ended December 30, 2005.

The income tax benefit was approximately $472,000 for the 52-week period ended December 29, 2006 compared to an income tax benefit of approximately $300,000 for the 52-week period ended December 30, 2005. Differences between the effective tax rate used for 2006 and 2005, as compared to the U.S. Federal and State statutory rate, are primarily due to permanent differences. As of December 29, 2006, the Company had federal and state net operating loss carry-forwards totaling approximately $3,300,000, which begin to expire in 2024. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic loss per share from continuing operations for the 52-week period ended December 29, 2006 was $.10 per weighted average share, compared with basic loss of $.06 per weighted average share for the 52-week period ended December 30, 2005.

EBITDA

EBITDA for the 52-week period ended December 29, 2006 was approximately $(1,187,700) compared to approximately $(257,900) in the comparable period of the prior year. The decrease in the EBITDA directly relates to (i) $303,400 related to the termination of a management agreement, (ii) $484,300 related to the termination of capital raising efforts, (iii) $414,500 related to stock based employee compensation, and (iv) $74,000 related to the early extinguishment of debt. This was offset by the elimination of the $350,000 of reverse acquisition expenses incurred during the prior year. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the period ended
	December 29, 2006	December 30, 2005
Net loss as reported	$(1,379,100)	$(729,900)
Income tax benefit	(472,000)	(300,000)
Interest expense	182,700	231,300
Depreciation and amortization	480,700	540,700

EBITDA	$(1,187,700)	$(257,900)

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

Liquidity and Capital Resources

As of December 29, 2006, the Company has approximately $599,800 of positive working capital compared to approximately $851,000 of negative working capital at December 30, 2005. As of December 29, 2006, the Company has cash and cash equivalents of approximately $947,200 compared with approximately $20,500 of cash and cash equivalents at December 30, 2005. The significant increase in working capital is primarily the result of the Company’s capital raising efforts in 2006, the refinancing of the Company’s debt and the improved cash flow from operations.

During the 52-week period ended December 29, 2006 cash increased by approximately $926,700. During the 52-week period ended December 29, 2006 there were significant losses from operations, which included non-cash expenses of (i) $303,400 related to the termination of a management agreement, (ii) $468,300 related to the termination of capital raising efforts, (iii) $414,500 related to stock based employee compensation, and (iv) $74,000 related to the early extinguishment of debt, in addition to the changes in assets and liabilities. Financing activities provided approximately $1,004,500 of cash through the sale of stock and through the Company’s new debt facility. Management expects to have limited cash flow from operations in the short term, while the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans. During the course of the year management expects the Company to have positive cash flow from operations as the product becomes more mature in the market and the Company is able to capitalize on its technology investments.

The Company has ceased all new capital raising efforts. The Company raised approximately $320,000 in 2006 as follows:

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

All of the capital raised has been used as working capital.

In December 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus” and the “Closing”), whereby we agreed to a Secured Convertible Term Note (the “Note” or “Convertible Note”) in the principal amount of two million dollars ($2,000,000), which is convertible into an aggregate of 2,000,000 shares of the Company’s Common Stock at a conversion price of $1.00 per share. The interest rate of the Convertible Note is two percent (2%) above prime with a floor of ten percent (10%) and is paid on a monthly basis. Monthly principal payments of $45,000 per month will begin in December of 2007 with a final balloon payment of $920,000 due in December of 2009. The proceeds from the Convertible Note were used to extinguish all remaining loans of the Company and provide the necessary working capital to accelerate the Company’s growth initiatives. The Note is personally guaranteed by one of the stockholders.

Laurus also provides the Company a Secured Revolving Note (the “Revolving Note”) in the amount of one million dollars ($1,000,000). The loan is secured by the Company’s account receivables and is advanced at a rate of 90% of eligible receivables. The interest rate of the Revolving Note is two percent (2%) above prime with a floor of ten percent (10%) and is paid on a monthly basis. The term of the Revolving Note is three years and terminates in December 2009. There was no outstanding balance as of December 29, 2006 and the full $1,000,000 was available for advancement.

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. During the course of the year there was less than $200,000 of total transactions and at December 29, 2006 there were no amounts owed to officers of the Company.

Management does not expect the Company to require additional cash flow resources to fund operations during the next twelve (12) months.

The Company has embarked on marketing activities, upgrades to technology and increasing infrastructure that it believes will enhance cash flows and business opportunities in the future. In addition, the Company uses its warehouse to provide a portion of its e-fulfillment services. When the Company outgrows the capabilities of this warehouse facility, the Company may elect to outsource these additional fulfillment service arrangements to other warehouse services providers, or elect to add additional warehouse space. If the Company elected to add additional warehouse space, we may need to obtain additional financing. There is no assurance that we will be able to obtain financing on terms favorable to the Company or successfully implement infrastructure growth strategies.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, (“FIN 48”) “Accounting for uncertainty in income taxes – an interpretation of SFAS No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in FASB No. 109, “Accounting for income taxes.” FIN 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” SFAS 157 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material impact on their financial position, results of operations or cash flows.

In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (“FSP EITF 00-19-2”), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has adopted FSP EITF 00-19-2 for the year ended December 29, 2006.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. The adoption of SAB No. 108 did not have a material impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 29, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended. There has been no significant change in the Company’s internal control over financial reporting during the fiscal year ended December 29, 2006 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 8B.	Other Information

In 2007, the Company established an Employee Stock Ownership Plan (ESOP). All employees of Jagged Peak that meet the 1,000 hours work requirement are eligible to participate in the ESOP. Under the ESOP, which is 100% Company funded, Jagged Peak allocates contributed shares to participants based on their eligible annual compensation. Compensation shall include but not limited to the regular salaries and wages, overtime pay, bonuses, commissions and other amounts paid by Jagged Peak and taxable to the employee. The value or number of Jagged Peak common stock that is contributed to the ESOP on an annual basis is completely subject to the discretion of the board of directors. Any cash dividends or distributions paid with respect to shares of the ESOP trust will be retained and allocated in the same manner as other income of the ESOP trust. Shares held by the ESOP trust will be treated as all other issued and outstanding common shares for earnings per share calculations.

PART III

Item 9.	Directors and Executive Officers of the Registrant

The Company’s directors and executive officers as of March 26, 2007 were as follows:

Name	Age	Position
Paul Demirdjian	46	Chairman of the Board of Directors and Chief Executive Officer
Vince Fabrizzi	49	Senior Vice President, Chief Sales and Marketing Officer, Director
Dan Furlong	59	Chief Operations Officer, Director
Andrew J. Norstrud	33	Chief Financial Officer
Primrose Demirdjian	47	Director

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

Paul Demirdjian – Chief Executive Officer, Board Member

Mr. Demirdjian has over twenty years of experience in senior management, including executive positions of Senior Vice President of Operations, Chief Information Officer and Director for over ten years at Davel Communications, a publicly held telecom company operating private payphones, operator services, and long distance services. Mr. Demirdjian is in the process of applying for patents on a number of e-business methodologies and has written numerous articles published in Public Communications Magazine. Paul Demirdjian has served on the Board since the inception of Jagged Peak in 2000 and is married to Primrose Demirdjian, another member of the Board. Mr. Demirdjian attended the University of South Florida where he studied Engineering Technology. He is a member of the Engineering Honor Society (Tau Alpha Pi).

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

Dan Furlong – Chief Operating Officer, Board Member

Prior to joining Jagged Peak, Mr. Furlong was President and Co-Founder with Mr. Fabrizzi of both Compass Marketing Services and Paradigm Communications. Previously, Mr. Furlong was Vice President of Marketing for Dollar Rent-A-Car of Florida – the largest Dollar Rent-A-Car franchise in the country. During his tenure, business at the Florida division increased ten-fold. Mr. Furlong has served as an officer and a board member since the inception of Jagged Peak in 2000. Mr. Furlong graduated from the University of Wyoming with both undergraduate and graduate degrees in Accounting.

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

Primrose Demirdjian – Board Member

Primrose Demirdjian is focused on expanding the international arm of Jagged Peak as well as serving as the Company’s Public Relations Director. She currently serves on the board of the Tampa Bay International Business Council and serves the Greater Tampa Chamber of Commerce’s Committee of One Hundred’s international committees. In addition, she serves the Children’s Cancer Research Group at St. Joseph’s Children’s Hospital and is a trustee for Academy at the Lakes, a K-12 independent school. Prior to her tenure as president and co-founder of IBIS (June 1996), an Internet-related company, Mrs. Demirdjian was employed by GTE Data Services, Inc. where she held various administrative and technical positions. Primrose Demirdjian is married to Paul Demirdjian, the CEO of the Company. Mrs. Demirdjian has served as a board member since the inception of Jagged Peak in 2000. Mrs. Demirdjian holds a Bachelor of Science in Management Information Systems from Nova Southeastern University of Florida.

AUDIT COMMITTEE

The Audit Committee consists of the entire Board, as there are no independent Board members. The Audit Committee; reviews the results and scope of the audit and other services provided by the Company’s independent auditors, and reviews and evaluates the Company’s internal control functions. As an advisory function of the committee, members also participate in financings, review and budgets and review budgets versus historical results throughout the year. The Board of Directors determined that Dan Furlong qualifies as an audit committee financial expert as defined under the regulations of the Securities and Exchange Commission.

CODE OF ETHICS

The Company’s Board of Directors has adopted a Code of Ethics applicable to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Sales and Marketing Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer and Controller. A copy of the Company’s Code of Ethics is attached as an exhibit to the December 30, 2005 Annual Report on Form 10-KSB. The Company intends to provide any disclosures which are required by the rules of the Securities and Exchange Commissions, or which the Company would otherwise determine to be appropriate, with respect to amendments of, and waivers from the Company’s Code of Ethics by posting such disclosures on the Company’s Internet website, www.JaggedPeak.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORING COMPLIANCE

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2006 all reporting persons timely complied with all filing requirements applicable to them.

Section 16(a) of the Securities and Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission (“SEC”) and any securities exchanges on which the equities of the Company trade, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of these reports.

Item 10.	Executive Compensation and Discussion and Analysis

COMPENSATION

General

The Compensation Committee of the Board of Directors is currently composed of all four directors and is not independent.

The Company is engaged in highly competitive businesses and competes nationally for personnel at the executive and technical staff level. Outstanding candidates are aggressively recruited, often at premium salaries. Highly qualified employees are essential to our success. The Company’s objective is to provide a competitive compensation and work environment that helps attract, retain, and motivate the highly skilled people the Company requires. The Company strongly believes that a considerable portion of the compensation for the Chief Executive Officer and other top executives must be tied to the achievement of business objectives and overall financial performance, both current and long-term.

The Company’s compensation program is based on the philosophy that the total cash compensation should vary with the performance of both the individual and the Company and any long-term incentive should be closely aligned with the interest of the stockholders. There are two cash components of the executives’ salary, which include a base salary and a bonus structure that compensates the executive for both their individual performance and the overall Company performance.

Long-term incentives are generally realized through the granting of stock options to executives and key employees. We have also granted certain non-qualified options to our executive officers. The Company implemented an employee stock ownership plan in 2007 for the benefit of its employees. At this time, the Company has no other long-term incentive plans for our officers and employees.

Stock Options

Stock options are granted to aid in the retention of executive and key employees and to align the interests of executive and key employees with those of the stockholders. The level of stock options granted (i.e., the number of shares subject to each stock option grant) is based on the employee’s ability to impact future corporate results. An employee’s ability to impact future corporate results depends on the level and amount of job responsibility of the individual. Therefore, the level of stock options granted is proportional to the Company’s evaluation of each employee’s job responsibility. Stock options are granted at a price not less than the fair market value on the date granted.

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 29, 2006 to or for the benefit of the Company’s Chief Executive Officer, Chief Financial Officer and other named executives that are considered the Company’s most highly compensated whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Summary Compensation Table					Option Awards ($) (A)		All Other Compensation ($)	Total ($)
Name Principal Positions	Year Ended		Salary ($)	Bonus ($)	Stock Awards ($)
Paul Demirdjian, Chairman	2006		161,000	65,000	—	92,500	(3)	—	318,500
and Chief Executive	2005		221,000	—	—	100,200	(1)	—	321,200
Officer	2004		106,000	—	—	—		—	106,000
Vince Fabrizzi	2006		160,000	55,000	—	92,500	(3)	—	307,500
Chief Sales and	2005		211,000	—	—	113,200	(2)	—	324,200
Marketing Officer	2004		96,000	—	—	—		—	96,000
Dan Furlong	2006	(1)	160,000	55,000	—	92,500	(3)	—	307,500
Chief Operations Officer	2005		211,000	—	—	113,200	(2)	—	324,200
	2004		96,000	—	—	—		—	96,000
Andrew J. Norstrud (5)	2006	(2)	149,000	55,000	—	92,500	(3)	—	296,500
Chief Financial Officer	2005		42,300	—	—	106,800	(4)	—	149,100
	2004								N/A

(A)

Reflects the grant date fair value calculated in accordance with FAS 123(R). The following assumptions were used for the years ended December 29, 2006 and December 30, 2005 (1) risk-free interest rate of between 4.87% and 3.62%, (2) no dividend yield, (3) expected lives of 5.0 years, and (4) volatility of between 120% and 75%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

(1)	100,000 at strike price of $1.10 per share and 90,000 at strike price of $.77 per share, both vested immediately and expire five years from date of grant.
(2)	100,000 at strike price of $1.10 per share and 120,000 at strike price of $.77 per share, both vested immediately and expire five years from date of grant.
(3)	200,000 at strike price of $0.55 per share, vested immediately, expire five years from date of grant and are not part of any approved stock option plan.
(4)	100,000 at strike price of $1.10 per share and 120,000 at strike price of $.77 per share, both vested immediately and expire five years from date of grant.
(5)	Mr. Norstrud joined the Company in October of 2005.

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

The following table summarizes compensation paid to all of our non-employee directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Primrose Demirdjian	$—	$—	$—	$37,200	(1)	$—	$—	$37,200

(1)	Includes a grant made on September 8, 2006 for 25,000 options at a strike price of $2.00 that expire September 8, 2011; and a grant made on December 27, 2006 for 50,000 option at a strike price of $0.55 that expire December 27, 2011.
(A)

Reflects the grant date fair value calculated in accordance with FAS 123(R). The following assumptions were used for the year ended December 29, 2006 (1) risk-free interest rate of between 4.87% and 3.62%, (2) no dividend yield, (3) expected lives of 5.0 years, and (4) volatility of between 120% and 125%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

EMPLOYMENT AGREEMENTS

In December 2005, the Company entered into an employment agreement with Andrew J. Norstrud, the Company’s Chief Financial Officer, which terminates December 2007. In addition to expense allotment and other reasonable expense reimbursement, this agreement provides for a base salary of $125,000 with annual increases in salary and bonuses at the discretion of the Board of Directors. The agreement provided for an option to purchase 100,000 shares of common stock at a price of $1.00 per share and an additional option to purchase 100,000 shares at $.75 per share and both are completely vested. The agreement was amended in 2006 to extend the termination date of the contract to 2009.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2006, we granted awards to our Chief Executive Officer, Chief Financial Officer and other named executive officers outside of any stock option plan. Information with respect to each of these awards, including estimates regarding future payouts under each of these awards on a grant by grant basis, is set forth in the table below.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock Or Units (#)	All Other Option Awards: Number of Securities Under- Lying Options (#)	Exercise or Base Price Of Option Awards ($ / Share)	Grant Date Fair Value Of Stock and Option Awards
Paul Demirdjian, CEO	12/27/06	—	200,000	$0.55	$92,500
Vince Fabrizzi, CSMO	12/27/06	—	200,000	$0.55	$92,500
Dan Furlong, COO	12/27/06	—	200,000	$0.55	$92,500
Andrew J. Norstrud, CFO	12/27/06	—	200,000	$0.55	$92,500

During 2006 the board voted to issue a total of three hundred seventy thousand options (370,000) to other employees other than named executives or directors. The exercise price was the closing price on the date of the grant and ranged from $0.55 to $2.50 per share. The options primarily have a five-year term and vest over a two-year period from date and are exercisable only while the employee is employed with the Company. The grants ranged in size from 10,000 to 50,000 with the average being 15,000.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our Chief Executive Officer, Chief Financial Officer and other named executive officers that were outstanding as of December 29, 2006.

Name	Number of Securities Underlying Options(#) Exercisable	Option Awards		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Stock Awards
		Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)				Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Demirdjian, CEO (1)	390,000	—	—	$0.74	5 years from Grant	—	—	—	—
Vince Fabrizzi, CSMO (2)	443,529	—	—	$0.70	5 years from Grant	—	—	—	—
Dan Furlong, COO (3)	443,529	—	—	$0.70	5 years from Grant	—	—	—	—
Andrew J. Norstrud, CFO (4)	400,000	—	—	$0.71	5 years from Grant	—	—	—	—

(1)	Includes a grant made on October 7, 2005 for 90,000 options at a strike price of $0.77 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.10 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.
(2)	Includes a grant made on August 22, 2000 for 7,842 at a strike price of $0.01 that expire January 1, 2010; a grant made on August 22, 2000 for 15,687 at a strike price of $0.01 that expire January 1, 2010; a grant made on October 7, 2005 for 120,000 options at a strike price of $0.77 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.10 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.
(3)	Includes a grant made on August 22, 2000 for 7,842 at a strike price of $0.01 that expire January 1, 2010; a grant made on August 22, 2000 for 15,687 at a strike price of $0.01 that expire January 1, 2010; a grant made on October 7, 2005 for 120,000 options at a strike price of $0.77 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.10 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.
(4)	Includes a grant made on October 7, 2005 for 100,000 options at a strike price of $0.75 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.00 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.

OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 29, 2006, by the Company’s Chief Executive Officer and by each of the Company’s executive officers who earned more than $100,000 during the fiscal year ended December 29, 2006 (the bid price of the Company’s stock was $0.55 as reported on the Over-The-Counter Bulletin Board).

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Name / Position	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 29, 2006		Value of Unexercised In-the- Money Options at December 29, 2006
			Exercisable	Unexercisable	Exercisable	Unexercisable
Paul Demirdjian, CEO	0	0	390,000	—	$—	$—
Vince Fabrizzi, CSMO	0	0	443,529	—	$12,700	$—
Dan Furlong, COO	0	0	443,529	—	$12,700	$—
Andrew J. Norstrud, CFO	0	0	400,000	—	$—	$—

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 29, 2006 with respect to the Company’s stock option plans under which common stock is authorized for issuance, as well as other compensatory options granted outside of the Company’s stock option plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation related to 2005 stock option plan that is not approved by shareholders	1,293,529	$0.98	706,471
Equity compensation not related to a stock option plan	800,000	$0.55	—
Equity compensation related to the 2000 stock option plan and other warrants approved by shareholders	727,458	$0.68	—

Total	2,820,987	$0.80	706,471

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Jagged Peak, Inc., 13577 Feather Sound Drive, Suite 330, Clearwater, Florida 33762.

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Paul Demirdjian and Primrose Demirdjian (1)	5,455,084	29%
Dan Furlong (2)	3,310,077	18%
Vince Fabrizzi (3)	3,310,077	18%
Andrew J. Norstrud (4)	400,000	2%
Laurus Master Fund Ltd (5)	2,706,000	15%

Executive Officers, Directors and others (as a group of 5)	15,181,238	82%

(1)

Mr. Demirdjian is the Company’s Chairman, Chief Executive Officer and a Director. Mrs. Demirdjian is a director of the Company. All shares are held jointly with Primrose Demirdjian and include 100,000 shares underlying common stock purchase options exercisable at $1.10 per share, 180,000 shares underlying common stock purchase warrants exercisable at $.77 per share, 25,000 shares underlying common stock purchase warrants exercisable at $2.00 per share and 250,000 shares underlying common stock purchase warrants exercisable at $0.55 per share.

(2)	Mr. Furlong is the Company’s Chief Operating Officer and a Director. Includes 443,529 shares underlying common stock purchase options exercisable between $.01 per share and $1.10 per share.
(3)	Mr. Fabrizzi is the Company’s Chief Sales and Marketing Officer and a Director. Includes 443,529 shares underlying common stock purchase options exercisable between $.01 per share and $1.10 per share.
(4)	Mr. Norstrud is the Company’s Chief Financial Officer and a Director. Includes 400,000 shares underlying common stock purchase options exercisable between $0.55 per share and $1.00 per share.
(5)

Laurus Master Fund Ltd is an unrelated party to the Company with an address of PO Box 309 GT, Ugland House, George Town South Church Street, Grand Cayman, Cayman islands; includes 706,000 shares of underlying common stock purchase warrants exercisable at $0.01 and a $2,000,000 convertible note with a conversion price of $1.00 per common share. There is a conversion limitation of 9.99% of the then outstanding common shares, however the limitation can be waived by the Holder upon provision of no less than sixty-one (61) days prior notice to the Company and shall automatically become null and void following notice to the Company upon the occurrence and during the continuance of an Event of Default.

Item 12.	Certain Relationships and Related Transactions

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. During the course of the year there was less than $200,000 of total transactions and at December 29, 2006 there were no amounts owed to officers of the Company.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $9,600 and $11,400 for the 52-week period ended December 29, 2006 and December 30, 2005, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Item 13.	Exhibits

Exhibit Number	Description
2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.5 to the Form 8-K filed with the SEC on July 12, 2005, and incorporated herein by reference)

3.3	By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1	Security and Purchase Agreement

10.2	Secured Convertible Term Note

10.3	Secured Revolving Note

10.4	Registration Rights Agreement

10.5	Intellectual Property Security Agreement

10.6*	Employee Stock Ownership Plan

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.9*	Andrew J. Norstrud Employment Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

Item 14.	Principal Accountants Fees and Services

Audit Fees

During 2006, our accountants, Pender Newkirk & Company, billed us approximately $60,800 for audit work and review of our Form 10-QSB and 8K filings. During 2005, we were billed by Pender Newkirk & Company, approximately $127,000 for audit and review fees associated with our 10-QSB and 10-KSB filings.

Audit Related Fees

None

Tax Fees

During 2006 we were billed by our accountants, Pender Newkirk & Company, approximately $19,500 to prepare our federal and state tax returns. During 2005 we were billed by our accountants, Pender Newkirk & Company, approximately $7,400 to prepare our federal and state tax returns. The audit committee approved all fees.

All Other Fees

None

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on March 26, 2007.

JAGGED PEAK, INC.

BY:	/s/ Paul Demirdjian
Paul Demirdjian
(Chairman of the Board of Directors and Chief Executive Officer)

BY:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
(Chief Financial Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE
/s/ Paul Demirdjian	Chairman of the Board of Directors and Chief Executive Officer	March 26, 2007
Paul Demirdjian

/s/ Vince Fabrizzi	Chief Sales and Marketing Officer and Director	March 26, 2007
Vince Fabrizzi

/s/ Dan Furlong	Chief Operations Officer and Director	March 26, 2007
Dan Furlong

/s/ Primrose Demirdjian	Director	March 26, 2007
Primrose Demirdjian

Exhibit Index

Exhibit Number	Description
2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.5 to the Form 8-K filed with the SEC on July 12, 2005, and incorporated herein by reference)

3.3	By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1	Security and Purchase Agreement

10.2	Secured Convertible Term Note

10.3	Secured Revolving Note

10.4	Registration Rights Agreement

10.5	Intellectual Property Security Agreement

10.6*	Employee Stock Ownership Plan

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.9*	Andrew J. Norstrud Employment Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.