Form 10KSB/A
period 2006-12-29
JAGGED PEAK, INC.
filed 2007-03-27
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Amendment 1

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

Financial Statements

Jagged Peak, Inc.

For the Fiscal Years Ended December 29, 2006 and December 30, 2005

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors

Jagged Peak, Inc.

Clearwater, Florida

We have audited the accompanying balance sheets of Jagged Peak, Inc. as of December 29, 2006 and December 30, 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the 52-week periods then ended. These financial statements are the responsibility of the management of Jagged Peak, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. as of December 29, 2006 and December 30, 2005, and the results of its operations and its cash flows for the 52-week periods then ended in conformity with United States generally accepted accounting principles.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

March 16, 2007

Jagged Peak, Inc.

Balance Sheets

	December 29, 2006	December 30, 2005
Assets
Current assets:
Cash	$947,200	$20,500
Accounts receivable, net of allowance for doubtful accounts of $105,000 and $45,000 at December 29, 2006 and December 30, 2005, respectively	1,192,100	1,063,300
Other receivables	50,000	41,000
Work in process, net of allowance of $20,000 and $32,000 at December 29, 2006 and December 30, 2005, respectively	23,700	148,800
Deferred tax asset	67,700	171,100
Other current assets	398,000	132,500

Total current assets	2,678,700	1,577,200

Property and equipment, net of accumulated depreciation of $1,536,400 and $1,473,400 at December 29, 2006 and December 30, 2005, respectively	323,800	373,800

Other assets:
EDGE application, net of accumulated amortization of $1,075,100 and $739,200 at December 29, 2006 and December 30, 2005, respectively	220,300	556,300
Deferred tax asset	1,115,100	539,700
Other assets	629,400	1,103,600

Total long-term assets	2,288,600	2,573,400

Total assets	$4,967,300	$4,150,600

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,096,400	$1,032,500
Accrued payroll and bonuses	340,000	70,300
Other accrued expenses	30,400	227,900
Revolving Note, $1,000,000 available at December 29, 2006	—	—
Deferred rent	20,300	14,200
Notes payable, current portion	45,000	325,000
Deferred revenue and customer deposits	546,800	758,700

Total current liabilities	2,078,900	2,428,600

Long-term liabilities:
Notes payable, net of current portion	1,955,000	613,900
Deferred rent, long term	119,400	139,000

Total long-term liabilities	2,074,400	752,900

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 29, 2006 and December 30, 2005
Common stock, $.001 par value; 70,000,000 shares authorized; 13,869,297 shares issued and outstanding at December 29, 2006, 13,619,759 shares issued and outstanding at December 30, 2005	13,900	13,600
Additional paid-in capital	3,274,100	2,050,400
Accumulated deficit	(2,474,000)	(1,094,900)

Total stockholders’ equity	814,000	969,100

Total liabilities and stockholders’ equity	$4,967,300	$4,150,600

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations

52-Week Period Ended

	12/29/2006	12/30/2005
Revenue
Gross revenue	$14,442,600	$11,196,500
Discounts, freight and other	(2,980,300)	(1,514,500)

Net revenues	11,462,300	9,682,000
Cost of sales	8,862,400	7,567,100

Gross profit	2,599,900	2,114,900

Selling, general and administrative expenses	4,184,000	2,913,500

Loss from operations	$(1,584,100)	$(798,600)

Other expenses
Interest expense	(182,700)	(231,300)
Other expense	(84,300)

Total other expenses	(267,000)	(231,300)

Loss before income taxes	$(1,851,100)	$(1,029,900)

Provision for income tax benefit	(472,000)	(300,000)
Net loss	$(1,379,100)	$(729,900)

Net loss per common share	$(.10)	$(.06)

Weighted average number of common shares outstanding	13,937,345	12,871,444

Diluted loss per common share	$(.10)	$(.06)

Weighted average number of common shares and common equivalent shares outstanding	13,937,345	12,871,444

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Changes in Stockholders’ Equity

52-Week Period Ended December 29, 2006 and December 30, 2005

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Treasury Stock	Total
Balance, December 31, 2004	11,466,666	$4,900	$765,400	$(365,000)	$(5,600)	$399,700
Warrants issued in connection with long term debt			111,000			111,000
Reverse acquisition	1,161,426	7,700	(13,300)		5,600	0
Issuance of common stock held in escrow as part of the acquisition agreement	200,000	200	253,800			254,000
Issuance of common stock for services	666,667	700	846,100			846,800
Issuance of common stock	125,000	100	87,400			87,500
Net loss for the period				(729,900)		(729,900)

Balance, December 30, 2005	13,619,759	13,600	2,050,400	(1,094,900)	0	969,100
Issuance of stock, net of offering costs	744,000	800	433,200			434,000
Issuance of stock related to offering	100,000	100	74,900			75,000
Acquisition of stock from dissenting investor	(394,462)	(400)	(99,600)			(100,000)
Amortization of officer, director and employee compensation			414,500			414,500
Cancellation of common stock held in escrow as part of the acquisition agreement	(200,000)	(200)	(253,800)			(254,000)
Issuance of warrants related to debt			654,500			654,500
Net loss for the period				(1,379,100)		(1,379,100)

Balance, December 29, 2006	13,869,297	$13,900	$3,274,100	$(2,474,000)	$0	$814,000

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows

52-Week Period Ended

	12/29/2006		12/30/2005
Operating activities
Net loss		$(1,379,100)		$(729,900)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		480,700		540,700
Non-cash consulting expense		381,000		42,000
Amortization of warrants related to debt		94,300		16,700
Non-cash amortization of officers, director and employees compensation		414,500
Non-cash write off of capitalized capital raising costs		484,300
Loss on the disposal of assets		10,300
Adjustment to allowance for bad debt expense		175,500		25,000
Changes in:
Accounts receivable		(304,300)		265,300
Work-in-process		125,100		(106,900)
Other current assets		(37,800)		(17,800)
Deferred tax asset		(472,000)		(167,400)
Other assets				(129,800)
Accounts payable and accrued expenses		296,100		65,300
Deferred rent		(13,500)		47,300
Deferred revenue and customer deposits		(211,900)		196,900
Deferred tax liability				(132,600)

Net cash provided by (used in) operating activities		43,200		(85,200)

Investing activities
Acquisition of property and equipment		(105,000)		(14,800)
Acquisition/development of software - EDGE platform				(292,200)

Net cash used by investing activities		(105,000)		(307,000)

Financing activities
Proceeds from the issuance of stock		318,000		87,500
Payments made on capital leases				(10,900)
Proceeds from bank notes payable				100,000
Proceeds from notes payable		1,703,700		250,000
Payments on notes payable and bank notes		(1,033,200)		(100,100)

Net cash provided by financing activities		988,500		326,500

Net increase (decrease) in cash		926,700		(65,700)
Cash, beginning of period		20,500		86,200

Cash, end of period		$947,200		$20,500

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest		$151,500		$204,000

Cash paid during the period for taxes	$		$

Warrants issued related to debt		$654,500		$111,000

Stock issued to escrow related to acquisition	$			$254,000

Cancellation of escrow stock related to acquisition		$(254,000)	$

Stock issued for other assets	$			$846,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to Audited Financial Statements

52-Week Period Ended December 29, 2006 and December 30, 2005

1.	General Background Information

Jagged Peak, Inc. is headquartered in Clearwater, Florida, providing enterprise commerce management (ECM) solutions. The Company’s proprietary E-Business Dynamic Global Engine (“EDGE”) application is a multi language, completely web-based solution, which allows our clients to promote and maintain their brands while leveraging our investment in infrastructure and technology. Our clients access our platform over the Internet, enabling companies to capture orders through e-commerce or other business to business portals, control and coordinate distribution of orders, manage inventory, and fulfill orders electronically or physically across multiple suppliers, warehouses and partners in real-time. From a shopper perspective, end-users enter the client site and seamlessly communicate with EDGE. End-users can then browse for products and create orders online, once orders are made, we either deliver the products digitally through the Internet or communicate the order seamlessly to either our own fulfillment warehouse or to a third-party fulfillment agency for physical delivery, which is all based on established client business rules to ensure optimal delivery performance.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the period ended December 29, 2006 and the period ended December 30, 2005 consists of 52 weeks.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE application is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There were no amounts capitalized during the 52-week period ended December 29, 2006 and approximately $292,200 during the 52-week period ended December 30, 2005. Amortization expenses related to capitalized software and charged to operations for the 52-week period ended December 29, 2006 and December 30, 2005 were approximately $336,000 and approximately $398,600, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers incentive programs. These accounts total approximately $53,800 and $26,000 at December 29, 2006 and December 30, 2005, respectively. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 52-week period ended December 29, 2006 and December 30, 2005, there was no impairment of intangible assets.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally three to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Equipment held under capital leases are stated at the present value of the minimum lease payments and amortized on a straight-line basis over the estimated useful life of the asset.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

Years
Furniture and equipment	3-7
Computer equipment and software	1-4
Warehouse equipment	3-10
Leasehold improvements	Lease term

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

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through the reverse acquisition with Absolute Glass the Company acquired net operating losses for tax purposes of approximately $2.4 million. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the limitation, the Company has placed a full valuation allowance against that asset of approximately $900,000.

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

Compensation cost is also recognized for the unvested portion of awards granted prior to adoption. Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), our earnings before income taxes and net earnings for the year ended December 29, 2006 were approximately $414,500 or approximately $0.03 per share lower than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. There was no impact on cash flows from operating or financing activities or effect on the income tax benefit.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2006: the historical dividend rate of 0%; the risk-free interest rate of 4.7% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; and expected volatility of 120% which was calculated by review of the Company’s historical activity as well as comparable peer companies.

As of December 29, 2006, there was approximately $127,000 of unrecognized stock-based compensation expense related to nonvested stock options. This expense will be recognized over a weighted average period of approximately two years.

During 2006, there was $0 of cash received from the exercise of stock options.

The following table represents our nonvested stock option activity for the year ended December 31, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options – December 31, 2005	0	$0.00
Granted	1,170,000	$0.47
Vested	(875,000)	$0.46
Forfeited	—	$—

Nonvested options - December 31, 2006	295,000	$0.43

The aggregate intrinsic value of options outstanding at December 29, 2006, based on the Company’s closing stock price of $0.55 as of the last business day of the period ended December 29, 2006, which would have been received by the optionees had all options been exercised on that date was $50,800. The aggregate intrinsic value of options exercisable at December 29, 2006, based on the Company’s closing stock price of $0.55 as of the last business day of the period ended December 29, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $22,820. There were no options exercised during the years ended December 29, 2006 and December 30, 3005.

Below is a table illustrating the pro forma effect on net income for the 52-week period ending December 30, 2005, prior to the adoption of SFAS 123R as if we had applied the fair value recognition provisions of SFAS 123 during such period.

For the 52-week period ended December 30, 2005:

2005
Net loss:
As reported	$(729,900)
Total stock-based employee compensation expense included in reported net income applicable to common stockholder, net of tax	—
Total stock-based employee compensation determined under fair value based method, net of related tax effects	(295,400)

Pro forma
Net loss	$(1,025,300)
(Loss) earnings per share
Basic – as reported	$(0.06)
Basic – pro forma	$(0.08)
Diluted (loss) earnings per share
Diluted – as reported	$(0.06)
Diluted – pro forma	$(0.08)
Weighted average fair value of options granted during the year	$0.90

The preceding pro forma results were calculated with the use of the Black-Scholes option pricing model. The following assumptions were used for the year ended December 30, 2005 (1) risk-free interest rate of 3.62%, (2) no dividend yield, (3) expected lives of 5.0 years, and (4) volatility of 75%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was 13,937,345 and 12,871,444 for the 52-week period ended December 29, 2006 and December 30, 2005. The diluted weighted average number of shares was 14,719,029 and 13,404,458 for the 52-week period ended December 29, 2006 and period ended December 30, 2005, respectively. The earning per share calculation for the 52-week period ended December 29, 2006 and the December 30, 2005 considers the shares issued in the reverse acquisition as outstanding at the beginning of 2005.

Common stock equivalents for the 52-week period ended December 29, 2006 and December 30, 2005 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended December 29, 2006 and December 30, 2005 excludes approximately 782,000 shares and 533,000 shares that could dilute earnings per share in future periods, respectively.

Recently Issued Financial Accounting Standards

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

3.	Property and Equipment

Property and equipment consist of:

	December 29, 2006	December 30, 2005
Furniture and equipment	$193,100	$183,100
Computer equipment and software	1,023,600	951,600
Warehouse equipment	562,900	542,300
Leasehold improvements	80,600	170,200
Total property and equipment	1,860,200	1,847,200

Less accumulated depreciation	1,536,400	1,473,400

	$323,800	$373,800

Depreciation expense for the 52-week periods ended December 29, 2006 and December 30, 2005 were approximately $144,700 and $144,200 respectively.

4.	Other Assets

Other assets consist of:

	December 29, 2006	December 30, 2005
Escrow deposit		$254,000
Deferred offering cost		553,300
Prepaid management fee		381,000
Capitalized debt cost	$950,800

	950,800	1,188,300
Current portion classified as other current asset	321,400	(84,700)

	$629,400	$1,103,600

5.	Notes Payable and Secured Revolving Note

Notes payable consist of:

	December 29, 2006	December 30, 2005
Laurus Bank Note payable; interest at prime plus 2.0% (10.25% at December 29, 2006); interest only payments due monthly with the principal payments of $45,000 per month beginning in December 2007, for two years, and the remaining balance due in December 2009; collateralized by all the business assets and personal guarantees by a certain stockholder.	$2,000,000
Bank Note payable; interest at prime plus 1.50% (8.75% at December 31, 2005); interest only payments due monthly with the principal due the earlier of the sale of equity securities or December 2005; collateralized by all the business assets and personal guarantees by certain stockholders. Paid in full as of December 2006.		$450,000
Bank Note payable; interest at prime plus 1.50% (8.75% at December 31, 2005); monthly payments of principal of $8,300 plus interest; final payment due at maturity in September 2008; collateralized by all business assets and personal guarantees of certain stockholders. Paid in full as of December 2006.		333,300
Note payable; interest at 12%; interest payments monthly with scheduled principal payments; collateralized by all business assets and personal guarantees of certain stockholders. Amount does not reflect $94,400 discount at December 30, 2005. Paid in full as of December 2006.		250,000

	2,000,000	1,033,300
Less current portion	45,000	325,000
Less discount		94,400

Long-term portion of notes payable	$1,955,000	$613,900

Laurus Agreements:

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

The Company also agreed to a Secured Revolving Note (the “Revolving Note”) in the amount of one million dollars ($1,000,000). The loan is secured by the Company’s account receivables and is advanced at a rate of 90% of eligible receivables. The interest rate of the Revolving Note is two percent (2%) above prime with a floor of ten percent (10%) and is paid on a monthly basis. The term of the Revolving Note is three years and terminates in December 2009. There was no outstanding balance as of December 29, 2006 and the full $1,000,000 was available for advancement.

Laurus must convert all or a portion of the monthly principal payments for the Convertible Note into shares of our Common Stock if: (i) the average closing price of our Common Stock for the five trading days immediately proceeding such payment is greater than or equal to 115% of the Fixed Conversion Price; and (ii) the amount of such conversion does not exceed twenty-five percent of the aggregate dollar trading volume of the Common Stock for the period of twenty-two trading days immediately preceding such payment date; however if subsection (i) of the Conversion Criteria is met but subsection (ii) of the Conversion Criteria is not met as to the entire monthly principle payment, the Holder shall convert only such part of the monthly principle payment that meets subsection (ii) of the Conversion Criteria. Any portion of the monthly principle payment due on an Amortization Date that the Holder has not been able to convert into shares of Common Stock due to the failure to meet the Conversion Criteria, shall be paid in cash by the Company, jointly and severally, at the rate of 100% of the monthly principle payment otherwise due on such Amortization Date, within three (3) business days of such Amortization Date.

The Company may prepay the Note in cash by giving Laurus a notice of repayment, ten (10) days before such intent to prepay, and by paying Laurus an amount equal to 130% of the outstanding principal amount. The Note includes a provision whereby Laurus is not entitled to convert any portion of this Note in excess of that portion of this Note upon exercise of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its Affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of this Note or the unexercised or unconverted portion of any other security of the Holder subject to a limitation on conversion analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this is being made, would result in beneficial ownership by the Holder and its Affiliates of any amount greater than 9.99% of the then outstanding shares of Common Stock (whether or not, at the time of such conversion, the Holder and its Affiliates beneficially own more than 9.99% of the then outstanding shares of Common Stock).

Additionally, if the shares of Common Stock are subdivided or combined into a greater or smaller number of shares of Common Stock, or if a dividend is paid on the Common Stock or any preferred stock issued by the Company in shares of Common Stock, the Fixed Conversion Price shall be proportionately reduced in case of subdivision of shares or stock dividend or proportionately increased in the case of combination of shares, in each such case by the ratio which the total number of shares of Common Stock outstanding immediately after such event bears to the total number of shares of Common Stock outstanding immediately prior to such event.

Any default under the Security and Purchase agreement will constitute a default under the Convertible Note and the Revolving Note (“Both Notes”). Events of default under the Security and Purchase agreement include our failure to pay amounts due under Both Notes; breach of any covenants under Both Notes, if not cured within 15 business days; breach of any warranties found in the Security Agreement, Both Notes or any other Related Agreement; the occurrence of any default under any agreement, which causes any contingent obligation to become due prior to its stated maturity or to become payable; any change or occurrence likely to have a material adverse effect on the business, assets, liabilities, financial condition, our operations or prospects; our bankruptcy; a judgment against us in excess of $50,000, which has not been vacated, discharged or stayed, within thirty (30) days of the date of entry; our insolvency; a change in control of the Company; an indictment or other proceedings against the Company or any executive officer; if the Company breaches any provision of the Securities Purchase Agreement, or any other Related Agreements.

Following the occurrence and during the continuance of an Event of Default, the Company shall, jointly and severally, pay additional interest on the outstanding principal balance of both notes in an amount equal to one percent (1%) per month, and all outstanding Obligations, including unpaid interest, shall continue to accrue interest at such additional interest rate from the date of such Event of Default until the date such Event of Default is cured or waived.

If an event of default were to occur under the Security Agreement, Laurus may at its option, demand repayment in full of all obligations and liabilities owed to it by us under Both Notes, Securities Purchase Agreement and any Related Agreement and may require us to immediately pay 130% of the principal amount outstanding under the Both Notes, plus any accrued and unpaid interest.

The Company gave Laurus registration rights to the shares issuable to Laurus in connection with the Convertible Note and the warrants, pursuant to a Registration Rights Agreement. The Registration Rights Agreement provided for the Company to file a Registration Statement with the Securities and Exchange Commission within 120 days of the Closing. If we do not obtain effectiveness of this Registration Statement within 150 days of the Closing; such Registration Statement ceases to be effective for more than 30 days or more than 20 consecutive days during the 365 day period following the effectiveness of the Registration Statement; or our Common Stock is not listed or quoted, or is suspended from trading for a period of three days, which we have been unable to cure within 30 days of notice thereof, we agreed to pay Laurus, as liquidated damages, an amount equal to .5% each thirty (30) day period, on a daily bases that such event listed above exceeds the time period given, however the total amount of liquidated damages shall not exceed five percent (5%) of the initial principle amount of the Convertible note. There was no liability recorded at December 29, 2006 because it was determined by management that the possibility of the liability was remote.

In addition the Company entered into a Funds Escrow Agreement and an Intellectual Property Security Agreement with Laurus.

In connection with the Security and Purchase agreement, we agreed to pay Laurus Capital Management, L.L.C., the manager of Laurus, a fee equal to 3.50% of the aggregate amount of Both Notes and other fees, totaling approximately $135,000 in cash and 706,000 warrants exercisable at $0.01 per common share. We agreed to pay Stonegate Securities $160,000 in cash and 70,600 warrants exercisable at $0.01 per common share as a finder’s fee. Other fees such as legal and the escrow company were approximately $15,000. The total debt cost related to this agreement was approximately $310,000 in cash and warrant cost of approximately $654,500, which is capitalized in other assets and will be expensed over the three year term of the agreements.

Bank Notes:

The Company’s previous bank loans were subject to restrictions pursuant to which, the Company was to maintain maximum total liabilities to tangible net worth ratio of not more than 3 to 1 and a minimum debt service coverage ratio of 1.25 to 1. For the 52-week period ended December 30, 2005, the Company was not in compliance with these financials covenants and thus the entire balance has been classified as short term. As of December 29, 2006 all of these notes have been paid.

The Company has an unsecured stand-by letter of credit to serve as a deposit on a property that the Company leases for $50,000.

The following is a schedule by year of future minimum principle payments required under the terms of the above notes payable as of December 29, 2006:

Year Ending December
2007	$45,000
2008	540,000
2009	1,415,000

Total	$2,000,000

6.	Lease Commitments and Contingent Liabilities

The Company leases its facilities and certain equipment under operating leases with various terms. The following is a schedule, by year, of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 29, 2006:

Year Ending December
2007	$473,000
2008	391,500
2009	356,500
2010	364,000
2011	122,200

Total	$1,707,200

Rent expense amounted to approximately $478,000 and $520,000 for the 52-week period ended December 29, 2006 and December 30, 2005, respectively.

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not anticipate any of these matters or any matters in the aggregate to have a material adverse effect on the Company’s business or its financial position or results of operations.

Employment Agreements

In December 2005, the Company entered into an employment agreement with the Company’s Chief Financial Officer, which was amended in 2006 to extend the term to 2009. Under the employment agreement, which is for a five-year term, the Chief Financial Officer is paid an initial base salary of $125,000, with minimum annual increases of $10,000. Additional performance-based bonuses are provided for, and the employee was granted options to purchase 200,000 shares of Company stock. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants.

7.	Income Taxes

The provision for income taxes is as follows:

	Period Ended
	December 29,	December 30,
	2006	2005
Deferred benefit
Federal	$426,000	$271,000
State	46,000	29,000

Provision benefit for income taxes	$472,000	$300,000

Income taxes are based on the estimation of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Period Ended
	December 29, 2006	December 30, 2005
Tax expense (benefit) at U.S. statutory rate	$(632,100)	$(330,900)
State income tax expense (benefit), net of federal benefit	(67,500)	(56,600)
Effect of general non-deductible expenses	71,600	22,600
Effect of amortization of employee stock option compensation	156,000
Effect of non-deductible expenses related to reverse acquisition		64,900

	$(472,000)	$(300,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 29, 2006 and December 30, 2005 are as follows:

	December 29, 2006	December 30, 2005
Current deferred tax assets:
Allowance for doubtful accounts	$39,500	$16,900
Net operating loss carryforward		97,500
Work-in-process reserve	7,500	12,300
Other	20,700	44,400

Total current deferred tax assets	67,700	171,100
Long-term deferred tax assets (liability):
Net operating loss carryforward	1,244,000	785,600
Depreciation and amortization variance	(128,900)	(245,900)

Total long-term deferred tax assets (liabilities)	1,115,100	539,700
Net deferred tax asset	$1,182,800	$710,800

Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

As of December 29, 2006 and December 30, 2005 the Company had federal and state net operating loss carry-forwards totaling approximately $3,305,000 and $2,400,000, respectively, which begin to expire in 2024.

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 31, 2004	973,598	$1.01-1.50	$0.92
Warrants and options granted	1,156,871	$0.01-1.10	$0.76
Warrants and options cancelled or expired	(479,482)	$0.75-2.13	$0.83

Outstanding at December 30, 2005	1,650,987	$0.01-2.13	$0.80
Warrants, Convertible Debt and options granted	4,176,600	$0.01-2.50	$0.69
Warrants and options cancelled or expired	(233,343)	$0.01	$0.01

Outstanding at December 29, 2006	5,594,244	$0.01-2.50	$0.75

Exercisable at December 29, 2006	5,274,244	$0.01-2.13	$0.73
Exercisable at December 30, 2005	1,650,987	$0.01-2.13	$0.80

The following table summarizes information about options and warrants outstanding and exercisable as of December 29, 2006:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	1,100,717	31.9 years	$0.01	31.9 years	1,100,717	$0.01
$0.55-0.77	1,538,529	4.6 years	$0.62	4.5 years	1,373,529	$0.63
$1.00-2.50	2,954,998	3.1 years	$1.10	3.1 years	2,799,998	$1.05

As of December 29, 2006 and December 30, 2005, there were approximately 5,274,244 and 1,651,000 options exercisable at a weighted average exercise price of $0.73 and $0.80, respectively. The weighted average fair value of options at the date of grant of the options was $0.47 and $0.51 for 2006 and 2005, respectively.

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

9.	Related Party Transactions

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

In 2007, the employee stock ownership trust purchased 300,000 common shares from a non-related private party for $45,000 to be contributed to the ESOP. Jagged Peak had accrued and recognized compensation expense of approximately $45,000 for the 52-week ended December 29, 2006 related to this approved contribution to the ESOP plan for services provided during the 52-week period ended December 29, 2006.

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