Form 10QSB
period 2007-03-30
JAGGED PEAK, INC.
filed 2007-05-11
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 30, 2007

OR

Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 000-31715

Jagged Peak, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2007478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13577 Feather Sound Drive Suite 330, Clearwater, FL 33762

(Address of principal executive offices, including zip code)

(727) 499-1717

(Registrant’s telephone number, including area code)

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

Issuer’s net revenues for its most recent fiscal quarter ended March 30, 2007 was $3,268,000.

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 10, 2007 was $2,510,971.

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 13,949,837 shares of common stock outstanding as of May 10, 2007.

Transitional Small Business Format (check one).    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Jagged Peak, Inc.

Financial Statements

13 Week Periods Ended

March 30, 2007 (Unaudited) and March 31, 2006 (Unaudited)

Jagged Peak, Inc.

Balance Sheet

March 30, 2007 (Unaudited)

Assets
Current assets:
Cash	$830,900
Accounts receivable, net of allowance for doubtful accounts of $90,000	1,350,200
Other receivable	51,000
Work in process, net of allowance of $20,000	168,000
Deferred tax asset	67,700
Deposits and other current assets	391,400

Total current assets	2,859,200

Property and equipment, net of accumulated depreciation of $1,567,000	306,500

Other assets:
EDGE Platform, net of accumulated amortization of $1,146,400	149,000
Deferred tax asset	1,191,000
Other assets	549,100

Total long-term assets	2,195,600
Total assets	$5,054,800

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,079,400
Accrued payroll	225,000
Other accrued expenses	42,000
Deferred rent	20,300
Notes payable, current portion	180,000
Revolving Note, $1,000,000 available at March 30, 2007	—
Deferred revenue and customer deposits	893,700

Total current liabilities	2,440,400
Long-term liabilities:
Notes payable, net of current portion	1,820,000
Deferred rent	114,400

Total long-term liabilities	1,934,400
Stockholders’ equity:
Common stock, $.001 par value; 70,000,000 shares authorized; 13,949,837 shares issued and outstanding	14,000
Additional paid-in capital	3,296,000
Accumulated deficit	(2,630,000)

Total stockholders’ equity	680,000
Total liabilities and stockholders’ equity	$5,054,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	March 30, 2007	March 31, 2006
Revenue
Gross revenue	$4,202,600	$3,656,900
Discounts, freight and other	(934,600)	(688,100)

Net revenues	3,268,000	2,968,800
Cost of sales	2,583,000	2,233,400

Gross profit	685,000	735,400

Operating expenses:
General and administrative expenses	787,500	755,300

Operating loss	(102,500)	(19,900)

Other expenses:
Interest expense	129,400	39,900

Total other expenses	129,400	39,900

Loss before tax benefit	(231,900)	(59,800)

Provision for income tax benefit	(75,900)	(18,500)
Net loss	$(156,000)	$(41,300)

Weighted average number of common shares outstanding – basic & fully diluted	13,886,588	13,784,266

Net loss per share – basic & fully diluted	$(0.01)	$(0.00)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

13 Weeks Ended March 30, 2007 (Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total
Balance, December 29, 2006	13,869,297	$13,900	$3,274,100	$(2,474,000)	$814,000
Issuance of stock related to compensation and warrants	80,540	100	3,900		4,000
Amortization of officer, director and employee compensation			18,000		18,000
Net loss for the period				(156,000)	(156,000)

Balance, March 30, 2007	13,949,837	$14,000	$3,296,000	$(2,630,000)	$680,000

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	13 Weeks Ended
	March 30, 2007	March 31, 2006
Operating activities
Net loss	$(156,000)	$(41,300)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	107,800	133,100
Non-cash consulting expense	3,400	21,200
Non-cash amortization of officers, director and employees compensation	18,000
Amortization related to long term debt	80,300	5,600
Adjustment to allowance for bad debt expense	23,900	31,100
Changes in:
Accounts receivable	(182,000)	(745,000)
Work-in-process	(144,300)	57,100
Other current assets	5,600	30,800
Other assets		15,900
Deferred tax asset	(75,900)	(18,500)
Accounts payable	(17,000)	14,200
Accrued payroll	(115,000)	135,200
Accrued expenses	11,600	(9,400)
Deferred rent	(5,000)	(3,200)
Other liabilities	346,900	181,400

Net cash flows used by operating activities	(97,700)	(191,800)

Investing activities
Acquisition of property and equipment	(19,200)	(22,600)

Cash flows used by investing activities	(19,200)	(22,600)

Financing activities
Net proceeds and payments on bank credit line		(25,000)
Proceeds from related party notes payable		150,000
Payments on notes payable		(66,700)
Issuance of common stock, net	600	209,000

Cash flows provided by financing activities	600	267,300

Net (decrease) increase in cash	(116,300)	52,900
Cash, beginning of period	947,200	20,500

Cash, end of period	$830,900	$73,400

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$49,100	$34,300

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 Week Periods Ended March 30, 2007 and March 31, 2006

1.	General Background Information

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended March 30, 2007 and March 31, 2006 consists of 13 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at March 30, 2007, (b) the results of operations for the 13-weeks ended March 30, 2007 and March 31, 2006, (c) the statement of changes in stockholders’ equity ended March 30, 2007 and (d) cash flows for the 13-weeks ended March 30, 2007 and March 31, 2006, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 29, 2006.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There were no amounts capitalized during the 13-week period ended March 30, 2007 or during the 13-week period ended March 31, 2006. Amortization expenses related to capitalized software and charged to operations for the 13-week period ended March 30, 2007 and March 31, 2006 were approximately $71,300 and approximately $96,700, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers incentive programs. These accounts total approximately $27,800 and $15,300 at March 30, 2007 and March 31, 2006, respectively. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

During the 13-week period ended March 30, 2007 and March 31, 2006, sales to one customer amounted to approximately $1,887,200 and $1,096,100, respectively, or 58% and 37% of total revenues, respectively. Accounts receivable from the one customer at March 30, 2007 amounted to approximately $401,100 or approximately 28% of the balance. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at March 30, 2007 amounted to approximately $250,000.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $90,000 is considered necessary as of March 30, 2007. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended March 30, 2007 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 13-week period ended March 30, 2007 and March 31, 2006, there was no impairment of long-lived or intangible assets.

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

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. There is no valuation allowance as of March 30, 2007.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2006: the historical dividend rate of 0%; the risk-free interest rate of 3.6% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the company’s historical pattern of options granted are expected to be outstanding; and expected volatility of 75% which was calculated by review of the Company’s historical activity as well as comparable peer companies.

There were no options granted during the 13-week period ended March 30, 2007 and approximately 25,000 options granted during the 13-week period ended March 31, 2006. As of March 30, 2007, there was approximately $104,500 of unrecognized stock-based compensation expense related to nonvested stock options. This expense will be recognized over a weighted average period of approximately two years.

The following table represents our nonvested stock option activity for the 13-week period ended March 30, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2006	295,000	$0.50
Granted	0	$0.00
Vested	(12,500)	$0.44
Forfeited	(35,000)	$0.57

Nonvested options – March 30, 2007	247,500	$0.49

There was no aggregate intrinsic value of options outstanding at March 30, 2007, based on the Company’s closing stock price of $0.18 as of the last business day of the period ended March 30, 2007, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at March 30, 2007, based on the Company’s closing stock price of $0.18 as of the last business day of the period ended March 30, 2007, which would have been received by the optionees had all options exercisable been exercised on that date. There were no options exercised during the 13-weeks ended March 30, 2007 and March 31, 2006.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 13,886,588 and 13,784,266 for the 13-week periods ended March 30, 2007 and March 31, 2006, respectively. The diluted weighted average number of shares was approximately 14,929,940 and 14,810,566 for the 13-week period ended March 30, 2007 and March 31, 2006, respectively.

Common stock equivalents for the 13-week periods ended March 30, 2007 and March 31, 2006 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended March 30, 2007 and March 31, 2006 excludes approximately 1,043,352 shares and 1,026,300 shares that could dilute earnings per share in future periods, respectively.

3.	Other Assets

Other assets consist of:

March 30, 2007
Capitalized debt cost	$870,500

870,500
Current portion classified as other current asset	321,400

$549,100

4.	Equity

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 30, 2005	1,650,987	$0.01-2.13	$0.80
Warrants, Convertible Debt and options granted	4,176,600	$0.01-2.50	$0.69
Warrants and options cancelled or expired	(233,343)	$0.01	$0.01

Outstanding at December 29, 2006	5,594,244	$0.01-2.50	$0.75
Warrants options granted	—	$—	$—
Warrants exercised	(63,540)	$0.01	$0.01
Warrants and options cancelled or expired	(358,528)	$0.55-2.00	$1.25

Outstanding at March 30, 2007	5,172,176	$0.01-2.50	$0.72

Exercisable at March 30, 2007	4,924,676	$0.01-2.50	$0.70
Exercisable at December 29, 2006	5,274,244	$0.01-2.13	$0.73

The following table summarizes information about options and warrants outstanding and exercisable as of March 30, 2007:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	1,037,177	31.1 years	$0.01	31.1 years	1,037,177	$0.01
$0.55-0.77	1,528,529	4.6 years	$0.62	4.5 years	1,373,529	$0.63
$1.00-2.50	2,606,470	3.2 years	$1.07	3.2 years	2,513,970	$1.04

As of March 30, 2007 and December 29, 2006, there were approximately 4,924,676 and 5,274,244 options exercisable at a weighted average exercise price of $0.70 and $0.73, respectively. There were no options granted in 2007 and the weighted average fair value of options at the date of grant of the options was $0.47 for 2006.

Equity Funding

In March of 2007, the Company issued 63,540 restricted common stock shares, $0.001 par value per share. The stock was issued based on the exercise of common stock warrants. The exercise price of the stock was approximately $600 or $0.01 per share and was used for working capital.

5.	Related Party Transaction

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. As of March 30, 2007 there was no amounts owed to officers of the Company for loans. As of March 31, 2006 there was $150,000 due to one of the officers.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company did not use the services for the 13-week period ended March 30, 2007 and spent approximately $7,600 during the 13-week period ended March 31, 2006. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see the section of our December 29, 2006 annual report filed with the SEC under Item 1 entitled “Risks Particular to The Company’s Business.”

For the 13-week period ended March 30, 2007 compared to the 13-week period ended March 31, 2006

Net revenues increased approximately $299,200, or 10%, to approximately $3,268,000 for the 13-week period ended March 30, 2007, as compared to approximately $2,968,800 for the 13-week period ended March 31, 2006. The increases in revenue primarily related to (i) significant increase in order / transaction volume, and (ii) the continued expansion of services to existing customers.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $349,600, or 16%, to approximately $2,583,000 for the 13-week period ended March 30, 2007, as compared to approximately $2,233,400 for the 13-week period ended March 31, 2006. As a percentage of revenues cost of sales amounted to approximately 79% of related revenues for the 13-week period ended March 30, 2007, as compared with approximately 75% for the 13-week period ended March 31, 2006. Increase in costs of service and the increase as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increase of technology staff to accommodate new contracts (iii) increased lower margined revenue and (iv) costs related to significant increased shipping revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increases and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $32,200 or 4% to approximately $787,500 for the 13-week period ended March 30, 2007 as compared to approximately $755,300 for the 13-week period ended March 31, 2006. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, and (iii) employee benefits and bonus accruals. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. Management has budgeted for significant increases in general and administrative expenses in the second and third quarter of 2007 as the Company builds the sales organization.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $231,900 for the 13-week period ended March 30, 2007, compared with the loss from continuing operations before provisions for income taxes of approximately $59,800 for the 13-week period ended March 31, 2006.

The income tax benefit was approximately $75,900 for the 13-week period ended March 30, 2007 compared to an income tax benefit of approximately $18,500 for the 13-week period ended March 31, 2006. Differences between the effective tax rate used for 2007 and 2006, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of March 30, 2007 the Company had federal and state net operating loss carry-forwards totaling approximately $2,700,000, which begin to expire in 2021.

Basic loss per share from continuing operations for the 13-week period ended March 30, 2007 was $0.01 per weighted average share, compared with basic loss of $0.00 per weighted average share for the 13-week period ended March 31, 2006.

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

During the 13-week period ended March 30, 2007 and March 31, 2006, sales to one customer amounted to approximately $1,887,200 and $1,096,100, respectively, or 58% and 37% of total revenues, respectively. Accounts receivable from the one customer at March 30, 2007 amounted to approximately $401,100 or approximately 28% of the balance. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at March 30, 2007 amounted to approximately $250,000.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $90,000 is considered necessary as of March 30, 2007. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended March 30, 2007 by approximately $10,000. We do not accrue interest on past due receivables.

Contingent Liabilities

In the normal course of business the Company is party to legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA

EBITDA for the 13-week period ended March 30, 2007 was approximately $5,300 compared to approximately $113,200 in the comparable period of the prior year. The decrease in the EBITDA directly relates to the decrease of margin and the non-capitalization EDGE enhancements. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 13-weeks ended
	March 30, 2007	March 31, 2006
Net loss as reported	$(156,000)	$(41,300)
Income tax benefit	(75,900)	(18,500)
Interest expense	129,400	39,900
Depreciation and amortization	107,800	133,100

EBITDA	$5,300	$113,200

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 30, 2007 the Company has approximately $418,800 of working capital and has cash and cash equivalents of approximately $830,900, compared with approximately $947,200 of cash and cash equivalents at December 29, 2006.

During the 13-week period ended March 30, 2007 cash has decreased by approximately $116,300. During the 13-week period ended March 30, 2007 the change was primarily caused by (i) losses from operations, (ii) the significant increase in the accounts receivable; (iii) non-cash expenses, including but not limited to depreciation and amortization, (iv) decrease in accrued salaries, (v) increases in deferred revenue and customer deposits, and (vi) other changes in assets and liabilities. Management expects to have negative cash flow from operations, while the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans. Management has the full $1,000,000 line of credit available at March 30, 2007 for any short term cash needs.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended. There has been no significant change in the

Company’s internal control over financial reporting during the fiscal quarter ended March 30, 2007 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

During the 13-week period ended March 30, 2007, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Matters

None.

Item 6.	Exhibits

(a) Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer dated May 10, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2

Certification of the Chief Financial Officer dated May 10, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated May 10, 2007 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated May 10, 2007 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	May 10, 2007
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	May 10, 2007
Andrew J. Norstrud	Date
Chief Financial Officer