Form 10QSB
period 2007-06-29
JAGGED PEAK, INC.
filed 2007-08-10
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 29, 2007

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

Issuer’s net revenues for its most recent fiscal quarter ended June 29, 2007 was $3,187,200.

Aggregate market value of the voting stock held by non-affiliates of the registrant at August 7, 2007 was $6,850,292.

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 14,271,441 shares of common stock outstanding as of August 7, 2007.

Transitional Small Business Format (check one).    Yes  ☐    No  ☒

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Jagged Peak, Inc.

Financial Statements

13 and 26 Week Periods Ended

June 29, 2007 (Unaudited) and

June 30, 2006 (Unaudited)

Contents

Financial Statements

Jagged Peak, Inc.

Balance Sheet

June 29, 2007 (Unaudited)

Assets
Current assets:
Cash	$459,800
Accounts receivable, net of allowance for doubtful accounts of $100,000	1,297,900
Other receivable	129,500
Work in process, net of allowance of $20,000	258,300
Deferred tax asset	67,700
Deposits and other current assets	442,300

Total current assets	2,655,500
Property and equipment, net of accumulated depreciation of $1,606,900	329,200
Other assets:
EDGE Platform, net of accumulated amortization of $1,207,700	87,700
Deferred tax asset	1,267,700
Other assets	468,700

Total long-term assets	2,153,300
Total assets	$4,808,800

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$1,034,800
Accrued payroll	305,000
Other accrued expenses	37,100
Deferred rent	20,300
Revolving note, $900,000 available at June 29, 2007	—
Notes payable, current portion	315,000
Deferred revenue and customer deposits	755,100

Total current liabilities	2,467,300
Long-term liabilities:
Notes payable, net of current portion	1,685,000
Deferred rent	109,300

Total long-term liabilities	1,794,300
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding;
Common stock, $.001 par value; 70,000,000 shares authorized;
13,949,837 shares issued and outstanding	14,000
Additional paid-in capital	3,309,400
Accumulated deficit	(2,776,200)

Total stockholders' equity	547,200
Total liabilities and stockholders' equity	$4,808,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
Revenue
Gross revenue	$3,874,500	$3,556,500	$8,077,100	$7,213,400
Discounts, freight and other	(687,300)	(667,700)	(1,621,900)	(1,355,800)

Net revenues	3,187,200	2,888,800	6,455,200	5,857,600
Cost of sales	2,433,500	2,168,200	5,016,500	4,401,600

Gross profit	753,700	720,600	1,438,700	1,456,000

Operating expenses:
General and administrative expenses	840,100	699,900	1,627,600	1,455,200

Operating profit (loss)	(86,400)	20,700	(188,900)	800

Other expenses:
Interest expense	136,500	65,700	265,900	105,600
Loss on disposal of assets		7,900		7,900

Total other expenses	136,500	73,600	265,900	113,500

Loss before tax benefit	(222,900)	(52,900)	(454,800)	(112,700)

Provision for income tax benefit	(76,700)	(16,000)	(152,600)	(34,500)
Net loss	$(146,200)	$(36,900)	$(302,200)	$(78,200)

Weighted average number of common shares outstanding – basic & fully diluted	13,949,837	13,927,631	13,918,213	13,855,948

Net loss per share – basic & fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

26 Weeks Ended June 29, 2007 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 29, 2006	13,869,297	$13,900	$3,274,100	$(2,474,000)	$814,000

Issuance of stock related to compensation and warrants	80,540	100	3,900		4,000

Amortization of officer, director and employee compensation			31,400		31,400

Net loss for the period				(302,200)	(302,200)

Balance, June 29, 2007	13,949,837	$14,000	$3,309,400	$(2,776,200)	$547,200

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	26 Weeks Ended
	June 29, 2007		June 30, 2006
Operating activities
Net loss		$(302,200)		$(78,200)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization		209,000		265,500
Non-cash consulting expense		3,400		42,300
Non-cash amortization of officers, director and employees compensation		31,400
Amortization related to long term debt		160,700		11,100
Loss on the disposal of assets				7,900
Adjustment to allowance for bad debt expense		34,900		74,600
Changes in:
Accounts receivable		(140,700)		(296,300)
Work-in-process		(234,600)		51,800
Other current assets		(123,800)		(6,300)
Other assets				16,000
Deferred tax asset and liability, net		(152,600)		(34,500)
Accounts payable		(61,600)		(281,200)
Accrued payroll		(35,000)		249,700
Accrued expenses		6,700		52,700
Deferred rent		(10,100)		(6,600)
Other liabilities		208,300		(91,700)

Net cash used by operating activities		(406,200)		(23,200)

Investing activities
Acquisition of property and equipment		(81,800)		(49,100)

Cash flows used by investing activities		(81,800)		(49,100)

Financing activities
Payments on notes payable				(166,600)
Issuance of common stock, net		600		334,000

Cash flows provided by financing activities		600		167,400

Net increase (decrease) in cash		(487,400)		95,100

Cash, beginning of period		947,200		20,500

Cash, end of period		$459,800		$115,600

Supplemental disclosure of cash flow information

Cash paid during the period for taxes	$		$
Cash paid during the period for interest		$105,200		$94,500

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 and 26-Week Periods Ended June 29, 2007 and the 13 and

26-Week Periods Ended June 30, 2006

1.	General Background Information

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-business software and services company headquartered in Clearwater, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company's flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company’s clients are able to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics and automate other business processes through the use of the EDGE application and its related tools.

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended June 29, 2007 and June 30, 2006 both consists of 13 weeks and 26 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at June 29, 2007, (b) the results of operations for the 13 and 26 weeks ended June 29, 2007 and June 30, 2006, (c) the statement of changes in stockholders’ equity ended June 29, 2007 and (d) cash flows for the 26-weeks ended June 29, 2007 and June 30, 2006, have been made.

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

Reclassifications

Certain prior year amounts shown in the accompanying financial statements have been reclassified to conform to the 2007 presentation. These reclassifications did not have any effect on total assets, total liabilities, total stockholders’ equity or net loss.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There were no amounts capitalized during the 13-week and 26-week periods ended June 29, 2007 and June 30, 2006. Amortization expense related to capitalized software and charged to operations for the 13-week and 26-week period ended June 29, 2007 were approximately $61,300 and $132,600, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week and 26-week period ended June 30, 2006 were approximately $96,600 and $193,200, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers’ incentive programs. These accounts total approximately $27,000 at June 29, 2007. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

During the 26-week period ended June 29, 2007 and June 30, 2006, sales to one customer amounted to approximately $3,849,000 and $2,368,200, respectively, or 60% and 40% of total revenues, respectively. Accounts receivable from two customers at June 29, 2007 amounted to approximately $569,600 or approximately 41% of the balance. Accounts receivable from two customers at June 30, 2006 amounted to approximately $390,100 or approximately 29% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $100,000 is considered necessary as of June 29, 2007. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended June 29, 2007 by approximately $5,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 26-week period ended June 29, 2007 and June 30, 2006, there was no impairment of long-lived or intangible assets.

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

There were no options granted during the 26-week period ended June 29, 2007 and approximately 25,000 options granted during the 26-week period ended June 30, 2006. As of June 29, 2007, there was approximately $63,900 of unrecognized stock-based compensation expense related to nonvested stock options. This expense will be recognized over a weighted average period of approximately two years.

The following table represents our nonvested stock option activity for the 26-week period ended June 29, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options – December 31, 2006	295,000	$0.50

Granted	0	$0.00
Vested	(12,500)	$0.44
Forfeited	(105,000)	$0.57

Nonvested options – June 29, 2007	177,500	$0.49

There was no aggregate intrinsic value of options outstanding at June 29, 2007, based on the Company’s closing stock price of $0.27 as of the last business day of the period ended June 29, 2007, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at June 29, 2007, based on the Company’s closing stock price of $0.27 as of the last business day of the period ended June 29, 2007, which would have been received by the optionees had all options exercisable been exercised on that date. There were no options exercised during the 26-weeks ended June 29, 2007 and June 30, 2006.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 13,918,213 and 13,855,948 for the 26-week periods ended June 29, 2007 and June 30, 2006, respectively. The diluted weighted average number of shares was approximately 14,935,930 and 14,858,748 for the 26-week period ended June 29, 2007 and June 30, 2006, respectively.

Common stock equivalents for the 26-week periods ended June 29, 2007 and June 30, 2006 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended June 29, 2007 and June 30, 2006 excludes approximately 1,017,717 and 1,002,800 shares that could dilute earnings per share in future periods, respectively.

3.	Other Assets

Other assets consist of:

June 29, 2007
Capitalized debt cost	$790,100

790,100

Current portion classified as other current asset	321,400

$468,700

4.	Equity

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

The Company's 2005 Stock Incentive Plan (“the Plan”) authorizes the Board of Directors the authority to grant up to 2,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the fair market value of the Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The Company's 2000 Stock Incentive Plan authorizes up to 100,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the par value of Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 30, 2005	1,650,987	$0.01-2.13	$0.80
Warrants, Convertible Debt and options granted	4,176,600	$0.01-2.50	$0.69
Warrants and options cancelled or expired	(233,343)	$0.01	$0.01

Outstanding at December 29, 2006	5,594,244	$0.01-2.50	$0.75
Warrants options granted	—	$—	$—
Warrants exercised	(63,540)	$0.01	$0.01
Warrants and options cancelled or expired	(428,528)	$0.55-2.00	$1.22

Outstanding at June 29, 2007	5,102,176	$0.01-2.50	$0.72

Exercisable at June 29, 2007	4,924,676	$0.01-2.50	$0.71
Exercisable at December 29, 2006	5,274,244	$0.01-2.13	$0.72

The following table summarizes information about options and warrants outstanding and exercisable as of June 29, 2007:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	1,037,177	30.7 years	$0.01	30.7 years	1,037,177	$0.01
$0.55-0.77	1,483,529	4.0 years	$0.63	4.1 years	1,373,529	$0.63
$1.00-2.50	2,581,470	2.7 years	$1.07	2.7 years	2,513,970	$1.04

As of June 29, 2007 and December 29, 2006, there were approximately 4,924,676 and 5,274,244 options exercisable at a weighted average exercise price of $0.71 and $0.72, respectively. There were no options granted in 2007 and the weighted average fair value of options at the date of grant of the options was $0.47 for 2006.

Equity Funding

In March of 2007, the Company issued 63,540 restricted common stock shares, $0.001 par value per share. The stock was issued based on the exercise of common stock warrants. The exercise price of the stock was approximately $600 or $0.01 per share and was used for working capital.

5.	Related Party Transaction

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. As of June 29, 2007 there were no loans due to any of the officers.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $23,430 and $9,100 during the 26-week period ended June 29, 2007 and June 30, 2006, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

Background of our Company

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-business software and services company headquartered in Clearwater, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company's flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company’s clients are able to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics and automate other business processes through the use of the EDGE application and its related tools.

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

For the 13-week period ended June 29, 2007 compared to the 13-week period ended June 30, 2006

Net revenues increased approximately $298,400, or 10%, to approximately $3,187,200 for the 13-week period ended June 29, 2007, as compared to approximately $2,888,800 for the 13-week period ended June 30, 2006. The increases in revenue primarily related to (i) continued growth in order / transaction volume, (ii) the continued expansion of services to existing customers and (iii) new customers resulting from marketing efforts.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $265,300, or 12%, to approximately $2,433,500 for the 13-week period ended June 29, 2007, as compared to approximately $2,168,200 for the 13-week period ended June 30, 2006. As a percentage of revenues cost of sales amounted to approximately 76% of related revenues for the 13-week period ended June 29, 2007, as compared with approximately 75% for the 13-week period ended June 30, 2006. Increase in costs of service and the increase as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increase of technology staff to accommodate new contracts (iii) increased lower margined revenue and (iv) costs related to significant increased shipping revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increases and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $140,200 or 20% to approximately $840,100 for the 13-week period ended June 29, 2007 as compared to approximately $699,900 for the 13-week period ended June 30, 2006. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, and (iii) employee benefits and bonus accruals. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. Management has budgeted for significant increases in general and administrative expenses for the remainder of 2007 as the Company builds the sales organization.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $222,900 for the 13-week period ended June 29, 2007, compared with the loss from continuing operations before provisions for income taxes of approximately $52,900 for the 13-week period ended June 30, 2006.

The income tax benefit was approximately $76,700 for the 13-week period ended June 29, 2007 compared to an income tax benefit of approximately $16,000 for the 13-week period ended June 30, 2006. Differences between the effective tax rate used for 2007 and 2006, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 29, 2007 the Company had federal and state net operating loss carry-forwards totaling approximately $2,900,000, which begin to expire in 2021. If the Company does not begin to show taxable profits by the fourth quarter, management will review the valuation on the net operating loss carry forward to determine if an additional reserve is required.

Basic loss per share from continuing operations for the 13-week period ended June 29, 2007 was $0.01 per weighted average share, compared with basic loss of $0.00 per weighted average share for the 13-week period ended June 30, 2006.

For the 26-week period ended June 29, 2007 compared to the 26-week period ended June 30, 2006

Net revenues increased approximately $597,600, or 10%, to approximately $6,455,200 for the 26-week period ended June 29, 2007, as compared to approximately $5,857,600 for the 26-week period ended June 30, 2006. The increases in revenue primarily related to (i) significant increase in order / transaction volume, and (ii) the continued expansion of services to existing customers.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $614,900, or 14%, to approximately $5,016,500 for the 26-week period ended June 29, 2007, as compared to approximately $4,401,600 for the 26-week period ended June 30, 2006. As a percentage of revenues cost of sales amounted to approximately 78% of related revenues for the 26-week period ended June 29, 2007, as compared with approximately 75% for the 26-week period ended June 30, 2006. Increase in costs of service and the increase as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increase of technology staff to accommodate new contracts (iii) increased lower margined revenue and (iv) costs related to significant increased shipping revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increases and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $172,400 or 12% to approximately $1,627,600 for the 26-week period ended June 29, 2007 as compared to approximately $1,455,200 for the 26-week period ended June 30, 2006. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, and (iii) employee benefits and bonus accruals. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. Management has budgeted for significant increases in general and administrative expenses for the remainder of 2007 as the Company builds the sales organization.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $454,800 for the 26-week period ended June 29, 2007, compared with the loss from continuing operations before provisions for income taxes of approximately $112,700 for the 26-week period ended June 30, 2006.

The income tax benefit was approximately $152,600 for the 26-week period ended June 29, 2007 compared to an income tax benefit of approximately $34,500 for the 26-week period ended June 30, 2006. Differences between the effective tax rate used for 2007 and 2006, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 29, 2007 the Company had federal and state net operating loss carry-forwards totaling approximately $2,900,000, which begin to expire in 2021. If the Company does not begin to show taxable profits by the fourth quarter, management will review the valuation allowance on the net operating loss carry forward to determine if an additional reserve is required.

Basic loss per share from continuing operations for the 26-week period ended June 29, 2007 was $0.02 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 26-week period ended June 30, 2006.

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

During the 26-week period ended June 29, 2007 and June 30, 2006, sales to one customer amounted to approximately $3,849,000 and $2,368,200, respectively, or 60% and 40% of total revenues, respectively. Accounts receivable from two customers at June 29, 2007 amounted to approximately $569,600 or approximately 41% of the balance. Accounts receivable from two customers at June 30, 2006 amounted to approximately $390,100 or approximately 29% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $100,000 is considered necessary as of June 29, 2007. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended June 29, 2007 by approximately $5,000. We do not accrue interest on past due receivables.

Contingent Liabilities

In the normal course of business the Company is party to legal actions, which are not material to operations pursuant to Item 301 of Regulation S-B.

EBITDA

EBITDA for the 26-week period ended June 29, 2007 was approximately $20,100 compared to approximately $258,400 in the comparable period of the prior year. The decrease in the EBITDA is primarily related to the increased general and administrative expenses related to the sales and marketing strategy and managements efforts to increase technology capacities to meet the expected growth requirements. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 26-weeks ended
	June 29, 2007	June 30, 2006
Net loss as reported	$(302,200)	$(78,200)
Income tax benefit	(152,600)	(34,500)
Interest expense	265,900	105,600
Depreciation and amortization	209,000	265,500

EBITDA	$20,100	$258,400

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 29, 2007 the Company has approximately $188,200 of working capital and has cash and cash equivalents of approximately $459,800, compared with approximately $947,200 of cash and cash equivalents at December 29, 2006.

During the 26-week period ended June 29, 2007 cash has decreased by approximately $487,400. During the 26-week period ended June 29, 2007 the change was primarily effected by (i) losses from operations, (ii) the acquisition of property and equipment, approximately $81,800; (iii) the increase in the accounts receivable and work in process, approximately $375,300; (iv) the decrease in accrued expenses, approximately $89,900; (v) non-cash expenses, including but not limited to depreciation and amortization and amortization of warrants related to long term debt, approximately $369,700, (vi) increases in deferred revenue and customer deposits, approximately $208,300, and (vii) other changes in assets and liabilities. Management expects to have negative cash flow from operations, while the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans. Management expects this trend to slow and become positive cash flow from operations as the product becomes more mature in the market and the Company is able to capitalize on its technology investments. Management has approximately $900,000 available on line of credit at June 29, 2007 for any short term cash needs.

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

(a) Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended June 29, 2007 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, to our knowledge there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no unregistered sales of equity securities that have not been previously filed or included in an 8-K report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

During the 26-week period ended June 29, 2007, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Matters

None

Item 6.	Exhibits

(a) Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated August 8, 2007 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2	Certification of the Chief Financial Officer dated August 8, 2007 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated August 8, 2007 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated August 8, 2007 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.

Registrant

/s/ Paul B. Demirdjian	August 8, 2007
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	August 8, 2007
Andrew J. Norstrud	Date
Chief Financial Officer