Form 10QSB
period 2007-09-28
JAGGED PEAK, INC.
filed 2007-11-13
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 28, 2007

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 000-31715

Jagged Peak, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2007478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13577 Feather Sound Dr., Suite 330, Clearwater, FL 33762

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

Issuer’s net revenues for its most recent fiscal quarter ended September 28, 2007 was $3,390,600.

Aggregate market value of the voting stock held by non-affiliates of the registrant at November 9, 2007 was $1,755,300.

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 14,627,594 shares of common stock outstanding as of November 9, 2007.

Transitional Small Business Format (check one).    Yes  ☐    No  ☒

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Jagged Peak, Inc.

Financial Statements

13 and 39 Week Periods Ended

September 28, 2007 (Unaudited) and the

13 and 39 Week Periods Ended September 29, 2006 (Unaudited)

Contents

Financial Statements

Jagged Peak, Inc.

Balance Sheet

September 28, 2007 (Unaudited)

Assets
Current assets:
Cash	$619,400
Accounts receivable, net of allowance for doubtful accounts of $120,000	1,380,500
Other receivable	80,700
Work in process, net of allowance of $30,000	207,800
Deferred tax asset	67,700
Deposits and other current assets	419,800

Total current assets	2,775,900
Property and equipment, net of accumulated depreciation of $1,648,600	359,600

Other assets:
EDGE Platform, net of accumulated amortization of $1,229,700	84,900
Deferred tax asset	1,298,400
Other assets	388,600

Total long-term assets	2,131,500
Total assets	$4,907,400

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,101,400
Accrued payroll	465,000
Other accrued expenses	46,400
Deferred rent	25,500
Revolving note, $940,000 available at September 28, 2007	—
Notes payable, current portion	450,000
Deferred revenue and customer deposits	680,000

Total current liabilities	2,768,300
Long-term liabilities:
Notes payable, net of current portion	1,550,000
Deferred rent	99,100

Total long-term liabilities	1,649,100
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding;
Common stock, $.001 par value; 70,000,000 shares authorized; 14,627,594 shares issued and outstanding	14,700
Additional paid-in capital	3,321,600
Accumulated deficit	(2,846,300)

Total stockholders’ equity	490,000
Total liabilities and stockholders’ equity	$4,907,400

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Revenue
Gross revenue	$4,097,000	$3,396,300	$12,174,100	$10,609,700
Discounts, freight and other	(706,400)	(705,800)	(2,328,300)	(2,061,600)

Net revenues	3,390,600	2,690,500	9,845,800	8,548,100

Cost of sales	2,446,600	1,976,100	7,463,100	6,377,700

Gross profit	944,000	714,400	2,382,700	2,170,400

Operating expenses:

General and administrative expenses	914,100	775,000	2,541,700	2,230,200

Operating income (loss)	29,900	(60,600)	(159,000)	(59,800)

Other expenses:
Interest expense	130,700	35,400	396,600	141,000
Loss on disposal of assets				7,900

Total other expenses	130,700	35,400	396,600	148,900

Loss before tax benefit	(100,800)	(96,000)	(555,600)	(208,700)

Provision for income tax benefit	(30,700)	(30,300)	(183,300)	(64,800)

Net loss	$(70,100)	$(65,700)	$(372,300)	$(143,900)

Weighted average number of common shares outstanding – basic & fully diluted	14,339,053	13,992,631	14,058,493	13,901,509

Net loss per share – basic & fully diluted	$(0.00)	$(0.00)	$(0.03)	$(0.01)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

39 Weeks Ended September 28, 2007 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 29, 2006	13,869,297	$13,900	$3,274,100	$(2,474,000)	$814,000

Issuance of stock related to compensation and warrants	758,297	800	3,200		4,000

Amortization of officer, director and employee compensation			44,300		44,300

Net loss for the period				(372,300)	(372,300)

Balance, September 28, 2007	14,627,594	$14,700	$3,321,600	$(2,846,300)	$490,000

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	39 Weeks Ended
	September 28, 2007		September 29, 2006
Operating activities
Net loss		$(372,300)		$(143,900)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization		272,700		373,200
Non-cash consulting expense		3,400		63,500
Non-cash amortization of officers, director and employees compensation		44,300		13,500
Amortization related to long term debt		241,000		16,600
Loss on the disposal of assets				7,900
Adjustment to allowance for bad debt expense		70,400		111,000
Changes in:
Accounts receivable		(258,800)		(397,600)
Work-in-process		(184,100)		121,200
Other current assets		(30,700)		(20,600)
Other assets		(22,000)		15,900
Deferred tax asset and liability, net		(183,300)		(64,800)
Accounts payable		5,000		(83,800)
Accrued payroll		125,000		269,700
Accrued expenses		16,000		(24,000)
Deferred rent		(15,100)		(10,100)
Other liabilities		133,200		10,200

Net cash provided by (used in) operating activities		(155,300)		257,900

Investing activities
Acquisition of property and equipment		(153,900)		(52,800)
Acquisition/development of software—EDGE Platform		(19,200)

Cash flows used by investing activities		(173,100)		(52,800)

Financing activities
Payments on notes payable				(241,600)
Issuance of common stock, net		600		334,000

Cash flows provided by financing activities		600		92,400

Net increase (decrease) in cash		(327,800)		297,500

Cash, beginning of period		947,200		20,500

Cash, end of period		$619,400		$318,000

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$		$
Cash paid during the period for interest		$157,800		$124,400

During the period ended September 29, 2006, the Company issued 100,000 shares of stock, which were capitalized in other long-term assets as deferred offering costs and valued at approximately $75,000.

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 and 39-Week Periods Ended September 28, 2007 and the 13 and

39-Week Periods Ended September 29, 2006

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

Jagged Peak’s multi-channel, enterprise EDGE application provides a comprehensive, integrated platform for e-business management that supports a broad range of business and operational applications. Clients can use EDGE as an enterprise application or as an integrator and consolidator for multiple businesses, processes and applications. EDGE has built in tools to extend the application, which enables clients to create complex and robust e-commerce, CRM related customer services and repair and reverse logistics solutions. The EDGE application permits users to manage order capturing, processing, tracking, fulfillment, settlement, creating and managing dynamic catalogs, customer relation management, marketing and reporting, all in real-time. The EDGE application is built to industry-standard best practices. The application has been integrated seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers its software with a flexible managed services transaction based pricing model. Jagged Peak also offers its clients third party fulfillment services that are typically bundled with its software and sold as a turnkey “web-to-ship” solution.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, each of the periods ended September 28, 2007 and September 29, 2006 both consists of 13 weeks and 39 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at September 28, 2007, (b) the results of operations for the 13 and 39 weeks ended September 28, 2007 and September 29, 2006, (c) the statement of changes in stockholders’ equity ended September 28, 2007 and (d) cash flows for the 39-weeks ended September 28, 2007 and September 29, 2006, have been made.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $19,200 capitalized during the 13-week and 39-week period ended September 28, 2007 and no amounts capitalized during the 13-week and 39-week period ended September 29, 2006. Amortization expense related to capitalized software and charged to operations for the 13-week and 39-week period ended September 28, 2007 were approximately $22,000 and $154,600, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week and 39-week period ended September 29, 2006 were approximately $71,400 and $264,600, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers for the payment of our customers’ incentive programs. These accounts total approximately $115,000 at September 28, 2007. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

During the 39-week period ended September 28, 2007 and September 29, 2006, sales to our largest customer amounted to approximately $5,896,600 and $3,692,200, respectively, or 60% and 43% of total revenues, respectively. Accounts receivable from our three largest customers at September 28, 2007 amounted to approximately $856,400 or approximately 57% of the balance. Accounts receivable from our three largest customers at September 29, 2006 amounted to approximately $676,300 or approximately 50% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $120,000 is considered necessary as of September 28, 2007. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 28, 2007 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 39-week period ended September 28, 2007 and September 29, 2006, there was no impairment of long-lived or intangible assets.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2006: the historical dividend rate of 0%; the risk-free interest rate of 3.6% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical exercise pattern of options granted; and expected volatility of 75% which was calculated by review of the Company’s historical activity as well as comparable peer companies.

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2007: the historical dividend rate of 0%; the risk-free interest rate of 5% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical exercise pattern of options granted; an expected volatility of 154% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being forfeited prior to vesting.

There were approximately 150,000 options granted during the 39-week period ended September 28, 2007 and approximately 105,000 options granted during the 39-week period ended September 29, 2006. As of September 28, 2007, there was approximately $67,800 of unrecognized stock-based compensation expense related to nonvested stock options. This expense will be recognized over a weighted average period of approximately two years.

The following table represents our nonvested stock option activity for the 39-week period ended September 28, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 29, 2006	312,647	$0.50

Granted	150,000	$0.27
Vested	(40,000)	$2.00
Forfeited	(132,647)	$1.19

Nonvested options – September 28, 2007	290,000	$0.57

There was no aggregate intrinsic value of options outstanding at September 28, 2007, based on the Company’s closing stock price of $0.25 as of the last business day of the period ended September 28, 2007, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at September 28, 2007, based on the Company’s closing stock price of $0.25 as of the last business day of the period ended September 28, 2007, which would have been received by the optionees had all options exercisable been exercised on that date. There were no options exercised during the 39-weeks ended September 28, 2007 and September 29, 2006.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 14,058,493 and 13,901,509 for the 39-week periods ended September 28, 2007 and September 29, 2006, respectively. The diluted weighted average number of shares was approximately 14,941,422 and 14,719,029 for the 39-week period ended September 28, 2007 and September 29, 2006, respectively.

Common stock equivalents for the 39-week periods ended September 28, 2007 and September 29, 2006 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended September 28, 2007 and September 29, 2006 excludes approximately 882,929 and 817,520 shares that could dilute earnings per share in future periods, respectively.

3.	Other Assets

Other assets consist of:

September 28, 2007
Capitalized debt cost	$709,800

709,800
Current portion classified as other current asset	321,200

$388,600

4.	Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors (the “Board”), subject to the prior rights of the holders of all classes of preferred stock outstanding. The Company records stock as issued when the consideration is received or the obligation is incurred.

The Company’s 2005 Stock Incentive Plan (“the Plan”) authorizes the Board of Directors the authority to grant up to 2,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to incentive stock options, shall in no event be less than the fair market value of the Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Board determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan (the “2000 Plan”) authorizes up to 100,000 shares of common stock to any employee or consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the 2000 Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but to incentive stock options, shall in no event be less than the par value of Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Board determines that special circumstances warrant a lower exercise price.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 30, 2005	1,650,987	$0.01-2.13	$0.80
Warrants, Convertible Debt and options granted	4,176,600	$0.01-2.50	$0.69
Warrants and options cancelled or expired	(233,343)	$0.01	$0.01

Outstanding at December 29, 2006	5,594,244	$0.01-2.50	$0.75
Warrants and options granted	150,000	$0.50	$0.50
Warrants exercised	(765,818)	$0.01	$0.01
Warrants and options cancelled or expired	(438,528)	$0.55-2.00	$1.21

Outstanding at September 28, 2007	4,539,898	$0.01-2.50	$0.83
Exercisable at September 28, 2007	4,249,898	$0.01-2.50	$0.82
Exercisable at December 29, 2006	5,274,244	$0.01-2.13	$0.72

The following table summarizes information about options and warrants outstanding and exercisable as of September 28, 2007:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	334,899	3.8 years	$0.01	3.8 years	334,899	$0.01
$0.50-0.77	1,623,529	4.2 years	$0.62	4.0 years	1,373,529	$0.63
$1.00-2.50	2,581,470	2.7 years	$1.07	2.6 years	2,541,470	$1.03

As of September 28, 2007 and December 29, 2006, there were approximately 4,249,898 and 5,274,244 options exercisable at a weighted average exercise price of $0.82 and $0.72, respectively. There were 150,000 options granted in 2007 with a weighted average fair value of the options at the date of grant of approximately $0.27. The weighted average fair value of options at the date of grant was approximately $0.47 for 2006.

Equity Funding

In March of 2007, the Company issued 63,540 restricted common stock shares, $0.001 par value per share. The stock was issued based on the exercise of common stock warrants. The exercise price of the stock was approximately $600 or $0.01 per share and was used for working capital.

5.	Related Party Transaction

To ensure that the Company has adequate near-term liquidity, the officers of the Company have in the past loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. As of September 28, 2007 there were no loans due to any of the officers.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $27,400 and $9,100 during the 39-week period ended September 28, 2007 and September 29, 2006, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

PART I – FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Plan of Operation

THIS FILING, INCLUDING THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY OF THE COMPANY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

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

Comparison of the 13-week period ended September 28, 2007 to the 13-week period ended September 29, 2006

Net revenues increased approximately $700,100, or 26%, to approximately $3,390,600 for the 13-week period ended September 28, 2007, as compared to approximately $2,690,500 for the 13-week period ended September 29, 2006. The increases in revenue primarily related to (i) increase technology revenue from several new projects, (ii) continued growth in order / transaction volume, (iii) the continued expansion of services to existing customers, and (iv) new customers resulting from marketing efforts.

Cost of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $470,500, or 24%, to approximately $2,446,600 for the 13-week period ended September 28 2007, as compared to approximately $1,976,100 for the 13-week period ended September 29, 2006. As a percentage of revenues, cost of sales amounted to approximately 72% of related revenues for the 13-week period ended September 28, 2007, as compared with approximately 73% for the 13-week period ended September 29, 2006. The increase in cost of sales and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increased productivity, (iii) increased higher margined professional services, (iv) increased recurring revenue, and (v) costs related to increased shipping revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increases and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $139,100 or 18% to approximately $914,100 for the 13-week period ended September 28, 2007 as compared to approximately $775,000 for the 13-week period ended September 29, 2006. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, and (iii) employee benefits and bonus accruals. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. Management has budgeted for significant increases in general and administrative expenses for the remainder of 2007 as the Company builds the sales organization.

The Company realized operating income before other expenses and provisions for income taxes of approximately $29,900 for the 13-week period ended September 28, 2007, compared with the operating loss before other expenses and provisions for income taxes of approximately $60,600 for the 13-week period ended September 29, 2006.

The income tax benefit was approximately $30,700 for the 13-week period ended September 28, 2007 compared to an income tax benefit of approximately $30,300 for the 13-week period ended September 29, 2006. Differences between the effective tax rate used for 2007 and 2006, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 28, 2007, the Company had federal and state net operating loss carry-forwards totaling approximately $3,000,000, which begin to expire in 2021. If the Company does not begin to show taxable profits by the fourth quarter, management will evaluate if there are additional reserves required on the net operating loss carry-forwards.

Basic loss per share from continuing operations for the 13-week period ended September 28, 2007 was $0.00 per weighted average share, compared with basic loss of $0.00 per weighted average share for the 13-week period ended September 29, 2006.

Comparison of the 39-week period ended September 28, 2007 to the 39-week period ended September 29, 2006

Net revenues increased approximately $1,297,700, or 15%, to approximately $9,845,800 for the 39-week period ended September 28, 2007, as compared to approximately $8,548,100 for the 39-week period ended September 29, 2006. The increases in revenue primarily related to (i) increase technology revenue from several new projects, (ii) continued growth in order / transaction volume, (iii) the continued expansion of services to existing customers, and (iv) new customers resulting from marketing efforts.

Cost of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $1,085,400, or 17%, to approximately $7,463,100 for the 39-week period ended September 28, 2007, as compared to approximately $6,377,700 for the 39-week period ended September 29, 2006. As a percentage of revenues cost of sales amounted to approximately 76% of related revenues for the 39-week period ended September 28, 2007, as compared with approximately 75% for the 39-week period ended September 29, 2006. Increase in costs of service and the increase as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increase of technology staff to accommodate new contracts (iii) increased lower margined revenue and (iv) costs related to significant increased shipping revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increases and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $311,500 or 14% to approximately $2,541,700 for the 39-week period ended September 28, 2007 as compared to approximately $2,230,200 for the 39-week period ended September 29, 2006. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, and (iii) employee benefits and bonus accruals. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. Management has budgeted for significant increases in general and administrative expenses for the remainder of 2007 as the Company builds the sales organization.

The Company realized an operating loss before other expenses and provisions for income taxes of approximately $159,000 for the 39-week period ended September 28, 2007, compared with the operating loss before other expenses and provisions for income taxes of approximately $59,800 for the 39-week period ended September 29, 2006.

The income tax benefit was approximately $183,300 for the 39-week period ended September 28, 2007 compared to an income tax benefit of approximately $64,800 for the 39-week period ended September 29, 2006. Differences between the effective tax rate used for 2007 and 2006, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 28, 2007 the Company had federal and state net operating loss carry-forwards totaling approximately $3,000,000, which begin to expire in 2021. If the Company does not begin to show taxable profits by the fourth quarter, management will evaluate if there are additional reserves required on the net operating loss carry-forwards.

Basic loss per share from continuing operations for the 39-week period ended September 28, 2007 was $0.03 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 39-week period ended September 29, 2006.

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

During the 39-week period ended September 28, 2007 and September 29, 2006, sales to our largest customer amounted to approximately $5,896,600 and $3,692,200, respectively, or 60% and 43% of total revenues, respectively. The loss of such customer would negatively and materially impact the Company. Accounts receivable from our three largest customers at September 28, 2007 amounted to approximately $856,400 or approximately 57% of the balance. Accounts receivable from our three largest customers at September 29, 2006 amounted to approximately $676,300 or approximately 50% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $120,000 is considered necessary as of September 28, 2007. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 28, 2007 by approximately $10,000. We do not accrue interest on past due receivables.

Contingent Liabilities

In the normal course of business the Company is party to legal actions, which are not material to operations pursuant to Item 103 of Regulation S-B.

EBITDA

EBITDA for the 39-week period ended September 28, 2007 was approximately $113,700 compared to approximately $305,500 in the comparable period of the prior year. The decrease in the EBITDA is primarily related to the increased general and administrative expenses related to the sales and marketing strategy and management’s efforts to increase technology capacities to meet the expected growth requirements. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to reconcile EBITDA to net loss (the most comparable GAAP financial measure), the following reconciliation is provided.

	For the 39-weeks ended
	September 28, 2007	September 29, 2006
Net loss as reported	$(372,300)	$(143,900)

Income tax benefit	(183,300)	(64,800)

Interest expense	396,600	141,000

Depreciation and amortization	272,700	373,200

EBITDA	$113,700	$305,500

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 28, 2007, the Company has approximately $7,600 of working capital and has cash and cash equivalents of approximately $619,400, compared with approximately $947,200 of cash and cash equivalents at December 29, 2006.

During the 39-week period ended September 28, 2007, cash has decreased by approximately $327,800. The change was primarily effected by (i) losses from operations, (ii) the acquisition of property and equipment, approximately $153,900; (iii) the increase in the accounts receivable and work in process, approximately $442,900; (iv) the decrease in accrued expenses, approximately $146,000; (v) non-cash expenses, including but not limited to depreciation and amortization and amortization of warrants related to long term debt, approximately $561,400, (vi) increases in deferred revenue and customer deposits, approximately $118,100, and (vii) other changes in assets and liabilities. Management expects to continue to have negative cash flow from operations as the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans. Management expects this trend to slow and become positive cash flow from operations as its products become more mature in the market and the Company is able to capitalize on its technology investments. Management has approximately $940,000 available under its line of credit at September 28, 2007 for any short term cash needs.

The Company has embarked on marketing activities, upgrades to technology and increased infrastructure spending that it believes will enhance cash flows and business opportunities in the future. In addition, the Company uses its warehouse to provide a portion of its e-fulfillment services. When the Company outgrows the capabilities of this warehouse facility, the Company may elect to outsource these additional fulfillment service arrangements to other warehouse services providers, or elect to add additional warehouse space. There is no assurance that we will be able to obtain financing on terms favorable to the Company or successfully implement infrastructure growth strategies.

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

Item 3.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 28, 2007. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended September 28, 2007 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits included herewith are:

31.1

Certification of the Chief Executive Officer dated November 9, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2

Certification of the Chief Financial Officer dated November 9, 2007

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated November 9, 2007 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated November 9, 2007 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b)(32)(iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 9, 2007
Paul B. Demirdjian	Date
Chief Executive Officer
(Principal Executive Officer)

/s/ Andrew J. Norstrud	November 9, 2007
Andrew J. Norstrud	Date
Chief Financial Officer
(Principal Financial and Accounting Officer)