Form 10KSB
period 2007-12-28
JAGGED PEAK, INC.
filed 2008-03-26
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2007

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

Issuer’s revenues for its most recent fiscal year ended December 28, 2007 was $14,416,600.

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 21, 2008 was $2,925,500.

There were 14,627,594 shares of the Registrant’s $.001 par value common stock outstanding as of March 21, 2008.

Transitional Small Business Format (check one).    Yes  ☐    No  ☒

Jagged Peak, Inc.

ANNUAL REPORT ON FORM 10-KSB

FOR THE FISCAL YEAR ENDED

DECEMBER 28, 2007

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

Jagged Peak’s multi-channel, enterprise EDGE application provides a comprehensive, integrated platform for e-business management that supports a broad range of business and operational applications. Clients can use EDGE as an enterprise application or as an integrator and consolidator for multiple businesses, processes and applications. EDGE has built in tools to extend the application which enables clients to create complex and robust e-commerce, CRM related customer services and repair and reverse logistics solutions. The EDGE application permits users to manage order capturing, processing, tracking, fulfillment, settlement, creating and managing dynamic catalogs, customer relation management, marketing and reporting, all in real-time application. The EDGE application is built to industry-standard best practices. The application has been integrated seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers its software with a flexible managed services transaction based pricing model.

Jagged Peak offers its clients’ third party fulfillment services that are typically bundled with its software and sold as a turnkey “web-to-ship” solution. Jagged Peak has a network of fulfillment warehouses throughout North America that enables its clients to provide better service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

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

According to most market indicators e-commerce sales continue to grow at a rapid pace. Many industry analysts predict strong e-commerce growth rates to continue in the U.S., with even higher expected growth rates in European and Asia-Pacific markets. There are a number of growth factors to be considered: (i) continued adoption of the Internet as a means of commerce; (ii) increase in users with high speed internet connection, which enables providers to create more interactive and customer specific web portals; (iii) Internet users like the convenience of buying products online and the ability to have that product delivered to their destination of choice; (iv) enhancements to online store functionality, enabling not only the user additional purchase options, it also enables sellers ability to quickly take advantage of market fluctuations through immediate price changes and adjustments to sales promotions; (v) the sellers are able to better track customer buying habits and Internet activity, which enables them to focus marketing efforts and costs on the ideal customer group; and (vi) businesses are placing increased emphasis on their online business.

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

COMPETITIVE ADVANTAGES

The Company provides a suite of services to help businesses worldwide grow their revenues and avoid the costs and risks associated with running a global technology operation in-house. The Company provides vertically integrated e-business solutions that include e-commerce, order management, CRM, digital and physical product fulfillment, email marketing, business process automation and strategic marketing services. At the core of these services is the Company’s proprietary EDGE software. The EDGE application provides a complete multi-channel, multi distribution center, multi-enterprise, highly functional software solution that can be deployed in minimal time, requires a lower upfront purchase cost or activation fee, and is easy to use and maintain. As a result, Jagged Peak believes it is able to deliver a complete enterprise commerce management software solution faster and at a lower cost than the competition. Jagged Peak offers its clients an end-to-end web based order management software solution that has a compelling return-on-investment proposition that is the result of an attractive and flexible transaction-based pricing model coupled with reduced implementation requirements. The Company believes its EDGE application maintains additional advantages relative to the competition such as complete web-native architecture, platform or vendor independence, highly scalable solution, role-based hierarchical security, real-time order visibility and ease of use. We believe that we are uniquely positioned to assist our clients accelerate and manage their growth.

GROWTH STRATEGY

The Company’s growth strategy includes:

•

Increasing Market Share - Jagged Peak believes that it can leverage its success with existing clients to obtain new clients. The Company has a proven ability to add new client relationships by utilizing its scalable business model to increase its client base while maintaining its ability to provide a high quality software product.

In addition, the Company believes that current clients will continue to increase their spending on technology solutions in an effort to update legacy order capture and order management applications that are no longer efficient and will ultimately become obsolete. Jagged Peak expects that its growing number of new client relationships, combined with its proven ability to expand its revenue base with existing clients, will enable the Company to capture a greater portion of its clients’ global outsourced e-commerce related expenditures.

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

•

Expanding the Sales Force and Investment in Marketing - Jagged Peak has achieved an impressive customer base without the efforts of a large dedicated sales force. Client referrals and prior client relationships have fueled the growth of the Company to date. Management believes, however, in order to fully capitalize on the market opportunity, a direct sales force and marketing organization needs to be established and complimented with focused channel partners. The Company began to recruit direct salespeople with enterprise software sales experience and long-standing relationships in various targeted vertical markets in 2007. The Company has not recognized a significant benefit from those efforts, however it will continue its efforts to build impactful sales and marketing organization.

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

•

Mergers and Acquisitions - Jagged Peak has a strong management team with extensive experience in mergers and acquisitions. The Company is looking for strategic acquisitions that will expand Jagged Peak’s web-based technology services and its clientele.

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

Fulfillment Services

Jagged Peak leads its sales and marketing of new business development efforts with its EDGE application. It also offers customers a complete turnkey solution, if desired, which can include both physical and digital fulfillment services. EDGE is used for our fulfillment, which includes reporting, warehouse optimization, order fulfillment, return authorizations, back order processing, and full transaction auditing capabilities.

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

EDGE is a highly available, scalable platform that is designed to handle an unlimited number of stores and products. An EDGE cluster consists of a configurable number of redundant web servers configured to J2EE standards that serve data from a cluster of Microsoft SQL or similar database servers. Part of our standard architecture includes the use of a sophisticated database configured and designed to maintain flexibility and speed. Due to the programming architecture and network design of the EDGE platform, it can seamlessly be extended with additional modules and components. The EDGE administrative system allows instantaneous system wide changes to be implemented and administrated by the end user to support rapid response to industry changes, including business logic changes, payment processing changes, warehouse and logistics concerns, requirements for taxes, and pricing rules. EDGE allows the end user to create dynamic, time sensitive business rules to control what items are available to specific users, based upon a highly configurable set of data. EDGE also supports real time based transactions in all instances as opposed to a batching process, enabling our clients’ inventory and orders to have real-time accuracy and to be in synch with external systems.

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

PERSONNEL

At December 28, 2007, the Company had approximately 105 full time employees. At this time, none of the Company’s employees are covered by a collective bargaining agreement. The Company recognizes the employees as one of its most valuable asset and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of our clients.

RISK MANAGEMENT

The Company maintains general liability, errors and omissions, property, property of others and workers’ compensation insurance. The Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

CORPORATE INFORMATION

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. In July 2005, Jagged Peak, Inc. merged with a subsidiary of Absolute Glass Inc., which was incorporated in Nevada in November of 1999. Absolute Glass, Inc. subsequently amended its articles of incorporation and changed its name to Jagged Peak Inc. (the “Company”). The Company’s principal executive offices are located at 13577 Feather Sound Drive, Suite 330, Clearwater, Florida 33762. The telephone number is (727) 499-1717 and the Internet website address is www.JaggedPeak.com.

RISKS PARTICULAR TO THE COMPANY’S BUSINESS

OUR LIMITED OPERATING HISTORY

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

OUR OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR STOCK AND INVESTORS HAVE A LIMITED VOICE IN OUR MANAGEMENT

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

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE

Jagged Peak had losses before tax benefit of approximately $518,600 for the fiscal year ended December 28, 2007, and losses before tax benefit of approximately $1,851,100 for the fiscal year ended December 29, 2006, and there can be no assurance that the Company will not incur additional losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

WE ARE DEPENDENT ON A SMALL NUMBER OF CLIENTS FOR A LARGE PORTION OF OUR SALES AND A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE WOULD CAUSE OUR REVENUE TO DECLINE

Sales to one of our clients, Nespresso USA, a division of Nestle, accounted for approximately 61% of our revenue in 2007, an increase since 2006. Contracts with our clients are generally two to three years in length. If any one of these key contracts is not renewed or otherwise terminates, particularly this contract, or if revenues from this or other key clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to obtain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and at the same time develop new client relationships.

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

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER–DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS’ TO SELL THEIR SECURITIES IN THE SECONDARY MARKET

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

VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK

The market price of the Company’s common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

•	Changes in earnings estimates and outlook by financial analysts;

•	Our failure to meet financial analysts’ and investors’ performance expectations;

•	Changes in market valuations of other transportation and logistics companies; or

•	General market and economic conditions.

•	A large number of shares are being registered for resale pursuant hereto.

•	We have a small trading volume.

•	The sale of any significant number of shares could materially negatively impact our stock.

ACCORDING TO THE SEC, THE MARKET FOR PENNY STOCKS HAS SUFFERED FROM PATTERNS OF FRAUD AND ABUSE

Such patterns include:

•	Control of the market for the security by one or a few broker–dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid–ask differentials and markups by selling broker–dealers; and

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

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS

The Company’s common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (“Exchange Act”). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes that risks associated with such stock, the broker-dealer’s duties, the customer’s rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the customer, and obtain specific written consent of the customer. With these restrictions, the likely effect of designation as a low price stock would be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction costs of sales and purchase of such stocks compared to other securities.

NO DIVIDENDS ANTICIPATED

The Company intends to retain all future earnings for use in the development of the Company’s business and does not anticipate paying any cash dividends on the Common Stock in the near future.

THE ISSUANCE OF OUR STOCK UPON CONVERSION OF OUR CONVERTIBLE NOTES COULD ENCOURAGE SHORT SALES BY THIRD PARTIES, WHICH COULD CONTRIBUTE TO THE FUTURE DECLINE OF OUR STOCK PRICE AND MATERIALLY DILUTE EXISTING STOCKHOLDERS’ EQUITY AND VOTING RIGHTS

The convertible notes we have issued have the potential to cause significant downward pressure on the price of our common stock. This is particularly the case if the shares issued upon conversion of the notes exceed the market’s ability to absorb the increased number of shares of stock. Such an event could place further downward pressure on the price of our common stock, which presents an opportunity to short sellers and others to contribute to the future decline of our stock price. If there are significant short sales of our stock, the price decline that would result from this activity will cause the share price to decline more so, which, in turn, may cause long holders of the stock to sell their shares thereby contributing to sales of stock in the market. If there is an imbalance on the sell side of the market for the stock, our stock price will decline. Falling prices may encourage investors to profit by engaging in short sales by borrowing shares that they do not own in anticipation of a decline in price to enable the seller to cover the sale with a purchase at a later date, at a lower price, and thus at a profit, which further contributes to a decline in the price of our stock. If this occurs, the number of shares of our common stock that is issuable upon conversion of the convertible notes will increase, which will materially dilute existing stockholders’ equity and voting rights.

IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURITY AND PURCHASE AGREEMENT, OUR LENDER COULD TAKE POSSESSION OF ALL OUR ASSETS

In connection with the security and purchase agreement entered into in December, 2006, we granted to Laurus Master Fund, Ltd. (“Laurus”) a first priority security interest in our assets. The security and purchase agreement provides that upon the occurrence of an event of default under the agreement, Laurus shall have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. Any attempt by Laurus to foreclose on our assets could likewise cause us to curtail our current operations.

Item 2.	Description of Properties

The Company’s executive offices are located in 23,000 square feet of leased office space located at 13577 Feather Sound Drive, Suite 330, Clearwater, Florida 33762. Monthly rent expense is approximately $15,000 per month under a lease that expires April 2008. In addition, the Company leases approximately 90,000 square feet of warehouse space at 118 18th Street South, St. Petersburg, Florida. The monthly rent expense is approximately $30,000 per month under a lease that expires May 2011.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of 1 year as of December 28, 2007:

Year Ending	Minimum Rental Payments
2008		$409,000
2009		$357,000
2010		$364,000
2011		$122,000
2012	$

Total		$1,252,000

The Company believes the facilities are in reasonable condition, the correct size, adequately insured and adequately provide for the Company’s immediate and foreseeable needs.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC under the symbol “JGPK.” The table below sets forth the high and low bid prices for the Company’s common stock for the quarters within 2006 and 2007. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period			High	Low
December 31, 2005	–	March 31, 2006	$2.70	$1.60
April 1, 2006	–	June 30, 2006	$2.40	$1.08
July 1, 2006	–	September 29, 2006	$1.50	$0.52
September 30, 2006	–	December 29, 2006	$1.06	$0.30
December 30, 2006	–	March 30, 2007	$0.65	$0.16
March 31, 2007	–	June 29, 2007	$0.40	$0.17
June 30, 2007	–	September 28, 2007	$0.60	$0.20
September 29, 2007	–	December 28, 2007	$0.30	$0.12

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended December 28, 2007 and December 29, 2006 consisted of 52 weeks.

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

Sales to a single customer amounted to approximately $8,560,000 or approximately 61% and amounted to approximately $5,681,000 or approximately 50% of total revenues during the 52-week periods ended December 28, 2007 and December 29, 2006, respectively. Accounts receivable from the one customer was approximately $1,099,200 or approximately 45% of total accounts receivable and approximately $476,400 or approximately 40% of total accounts receivable at December 28, 2007 and December 29, 2006, respectively. The risk of this is mitigated as the deferred revenue and customer deposits from the single customer at December 28, 2007 and at December 29, 2006 was approximately $250,000.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $130,000 and $105,000 is considered necessary as of December 28, 2007 and December 29, 2006, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 28, 2007 by approximately $8,000. We do not accrue interest on past due receivables.

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through the reverse acquisition with Absolute Glass, the Company acquired net operating losses for tax purposes of approximately $2.4 million. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the limitation, the Company has placed a full valuation allowance against that asset of approximately $900,000.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. The Company recognized no adjustment in the liability for unrecognized income tax benefits as a result of the adoption of FIN No. 48.

RESULTS OF OPERATIONS

For the 52-week period ended December 28, 2007 compared to the 52-week period ended December 29, 2006.

The following table summarizes selected financial data of the Company:

	2007	2006	Change	Percent
Gross revenue	$17,574,000	$14,442,600	$3,131,400	22%
Net revenue	14,416,600	11,462,300	2,954,300	26%

Cost of sales	10,888,700	8,862,400	2,026,300	23%

Gross profit	3,527,900	2,599,900	928,000	36%

Selling, general and administrative expenses	3,519,600	4,184,000	(664,400)	(16)%

Income (loss) from operations	$8,300	$(1,584,100)	$1,592,400	101%

The following table sets forth the Company’s capitalization as of December 28, 2007. The table should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Form 10-KSB filing.

Total current liabilities	$3,434,300
Long-term liabilities	1,509,000
Stockholders’ equity:
Common stock; $.001 par value; 70,000,000 shares authorized; 14,627,594 shares issued and outstanding at December 28, 2007	14,700
Additional paid-in capital	3,334,500
Accumulated deficit	(2,834,000)

Total stockholders’ equity	$515,200

For the 52-week period ended December 28, 2007 compared to the 52-week period ended December 29, 2006.

Net revenues increased approximately $2,954,300, or 26%, to approximately $14,416,600 for the 52-week period ended December 28, 2007, as compared to approximately $11,462,300 for the 52-week period ended December 29, 2006. The increases in revenue primarily related to (i) the continued expansion of services to existing customers, (ii) customer growth, and (iii) the new customers resulting from marketing efforts.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $2,026,300, or 23%, to approximately $10,888,700 for the 52-week period ended December 28, 2007, as compared to approximately $8,862,400 for the 52-week period ended December 29, 2006. As a percentage of revenues cost of sales amounted to approximately 76% of related revenues for the 52-week period ended December 28, 2007, as compared with approximately 77% for the 52-week period ended December 29, 2006. Increased costs of sales and decreases as a percentage of revenue resulted primarily from (i) increased revenue, (ii) management efforts to reduce costs, and (iii) costs related to increased shipping revenue. Management intends to continue its strategic plan to change the Company’s infrastructure, production and technology to enable the Company to increase productivity without significant additional resources and allow the Company to better capitalize on economies of scale as revenues increase.

General and administrative expense decreased by approximately $664,400 or 16% to approximately $3,519,600 for the 52-week period ended December 28, 2007 as compared to approximately $4,184,000 for the 52-week period ended December 29, 2006. The decrease was primarily related to the absence of 2006 expenses including (i) a one time charge of $303,400 related to the termination of a management agreement and (ii) a one time charge of $484,300 related to the termination of capital raising efforts. The decrease was offset by increases related to (i) increased executive management and sales force, (ii) increased overhead expenses related to the sales and marketing plan, and (iii) increased infrastructure to accommodate the rapid growth. Management will continue to implement strategies to maintain low general and administrative expenses while building a scaleable infrastructure, but management does expect expenses related to its sales force to grow significantly in 2008 as the Company accelerates its growth initiatives.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $518,600 for the 52-week period ended December 28, 2007, compared with the loss from continuing operations before provisions for income taxes of approximately $1,851,100 for the 52-week period ended December 29, 2006.

The income tax benefit was approximately $158,600 for the 52-week period ended December 28, 2007 compared to an income tax benefit of approximately $472,000 for the 52-week period ended December 29, 2006. Differences between the effective tax rate used for 2007 and 2006, as compared to the U.S. Federal and State statutory rate, are primarily due to permanent differences. As of December 28, 2007, the Company had federal and state net operating loss carry-forwards totaling approximately $3,800,000, which begin to expire in 2024. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic loss per share from continuing operations for the 52-week period ended December 28, 2007 was $.03 per weighted average share, compared with basic loss of $.10 per weighted average share for the 52-week period ended December 29, 2006. This was based on 14,200,768 and 13,937,345 weighted average number common shares outstanding for the 52-week period ended December 28, 2007 and December 29, 2006, respectively.

EBITDA

EBITDA for the 52-week period ended December 28, 2007 was approximately $337,300 compared to approximately $(1,187,700) in the comparable period of the prior year. The increase in the EBITDA directly relates to (i) a one time charge of $303,400 related to the termination of a management agreement in 2006, (ii) a one time charge of $468,300 related to the termination of capital raising efforts in 2006, (iii) $74,000 related to the early extinguishment of debt in 2006, (iv) increased gross margin in 2007 and (v) increased revenue in 2007. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the period ended
	December 28, 2007	December 29, 2006
Net loss as reported	$(360,000)	$(1,379,100)
Income tax benefit	(158,600)	(472,000)
Interest expense	526,900	182,700
Depreciation and amortization	329,000	480,700

EBITDA	$337,300	$(1,187,700)

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report “EBITDA,” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

This non-GAAP financial measure provides useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses this non-GAAP financial measure internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to pay outstanding liabilities.

Liquidity and Capital Resources

As of December 28, 2007, the Company has approximately $62,900 of negative working capital compared to approximately $599,800 of positive working capital at December 29, 2006. As of December 28, 2007, the Company has cash and cash equivalents of approximately $74,000 compared with approximately $947,200 of cash and cash equivalents at December 29, 2006. The significant decrease in working capital is primarily the result of the increase in the short term portion of the long-term debt.

During the 52-week period ended December 28, 2007 cash decreased by approximately $873,200. During the 52-week period ended December 28, 2007 there were losses from operations, which included non-cash expenses of (i) approximately $329,000 related to depreciation and amortization, (ii) approximately $321,400 related to the amortization of debt cost, and (iii) approximately $57,200 related to stock based employee compensation. The increase in accounts receivable and accounts payable is directly related to the significant increase of sales in the fourth quarter. In addition there was approximately $297,500 used by investing activities for the purchase of fixed assets and the development of software, approximately $1,564,100 was used by operations for the increase in account receivables and work in process, approximately $634,800 was provided by operations for the increase in accounts payable and accrued salaries and approximately $120,500 was provided by financing activities. Management expects to have limited cash flow from operations in the short term, while the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans.

In December 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus” and the “Closing”), whereby we agreed to a Secured Convertible Term Note (the “Note” or “Convertible Note”) in the principal amount of two million dollars ($2,000,000), which is convertible into an aggregate of 2,000,000 shares of the Company’s Common Stock at a conversion price of $1.00 per share. The interest rate of the Convertible Note is two percent (2%) above prime with a floor of ten percent (10%) and is paid on a monthly basis. Monthly principal payments of $45,000 per month began in December of 2007 with a final balloon payment of $920,000 due in December of 2009. The proceeds from the Convertible Note were used to extinguish all remaining loans of the Company and provide the necessary working capital to accelerate the Company’s growth initiatives. The Note is personally guaranteed by one of the stockholders.

Laurus also provides the Company a Secured Revolving Note (the “Revolving Note”) in the amount of one million dollars ($1,000,000). The loan is secured by the Company’s account receivables and is advanced at a rate of 90% of eligible receivables. The interest rate of the Revolving Note is two percent (2%) above prime with a floor of ten percent (10%) and is paid on a monthly basis. The term of the Revolving Note is three years and terminates in December 2009. There was approximately $164,900 outstanding as of December 28, 2007 and approximately $835,100 was available for advancement.

Management does not expect the Company to require additional cash flow resources to fund operations during the next twelve (12) months.

The Company has embarked on marketing activities, upgrades to technology and increasing infrastructure that it believes will enhance cash flows and business opportunities in the future. In addition, the Company uses its warehouse to provide a portion of its e-fulfillment services. When the Company outgrows the capabilities of this warehouse facility, the Company may elect to outsource these additional fulfillment service arrangements to other warehouse services providers, or elect to add additional warehouse space. The Company’s current strategy has been to build a network of partner warehouses to fulfill the additional order requirements. If the Company elected to add additional warehouse space, we may need to obtain additional financing. There is no assurance that we will be able to obtain financing on terms favorable to the Company or successfully implement infrastructure growth strategies.

Our strategy is to continue to expand through both internal development and mergers and acquisitions, which will depend on a number of factors that are beyond our control. There can be no assurance that we will be successful in implementing our growth strategy or successful obtaining adequate financing on favorable terms for these strategies.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The company does not expect EITF 07-3 to have a material impact on our results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004). The Company does not expect SAB 110 to have a material impact on its results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7.	Financial Statements

Financial Statements

Jagged Peak, Inc.

For the Fiscal Years Ended December 28, 2007 and December 29, 2006

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors

Jagged Peak, Inc.

Clearwater, Florida

We have audited the accompanying balance sheets of Jagged Peak, Inc. as of December 28, 2007 and December 29, 2006, and the related statements of operations, changes in stockholders’ equity, and cash flows for the 52-week periods then ended. These financial statements are the responsibility of the management of Jagged Peak, Inc. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. as of December 28, 2007 and December 29, 2006, and the results of its operations and its cash flows for the 52-week periods then ended in conformity with accounting principles generally accepted in the United States of America.

Pender Newkirk & Company LLP

Certified Public Accountants

Tampa, Florida

March 21, 2008

Jagged Peak, Inc.

Balance Sheets

	December 28, 2007	December 29, 2006
Assets
Current assets:
Cash	$74,000	$947,200
Accounts receivable, net of allowance for doubtful accounts of $130,000 and $105,000 at December 28, 2007 and December 29, 2006, respectively	2,503,400	1,192,100
Other receivables	122,000	50,000
Work in process, net of allowance of $30,000 and $20,000 at December 28, 2007 and December 29, 2006, respectively	195,900	23,700
Deferred tax asset	75,300	67,700
Other current assets	400,800	398,000

Total current assets	3,371,400	2,678,700

Property and equipment, net of accumulated depreciation of $1,683,000 and $1,536,400 at December 28, 2007 and December 29, 2006, respectively	387,400	323,800

Other assets:
EDGE application, net of accumulated amortization of $1,251,600 and $1,075,100 at December 28, 2007 and December 29, 2006, respectively	125,200	220,300
Deferred tax asset	1,266,100	1,115,100
Other assets	308,400	629,400

Total long-term assets	2,087,100	2,288,600
Total assets	$5,458,500	$4,967,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,563,400	$1,096,400
Accrued payroll and bonuses	472,500	340,000
Other accrued expenses	65,700	30,400
Revolving Note, $835,100 available at December 28, 2007	164,900	—
Deferred rent	25,500	20,300
Notes payable, current portion	540,000	45,000
Deferred revenue and customer deposits	602,300	546,800

Total current liabilities	3,434,300	2,078,900

Long-term liabilities:
Notes payable, net of current portion	1,415,000	1,955,000
Deferred rent, long term	94,000	119,400

Total long-term liabilities	1,509,000	2,074,400

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 28, 2007 and December 29, 2006
Common stock, $.001 par value; 70,000,000 shares authorized; 14,627,594 shares issued and outstanding at December 28, 2007, 13,869,297 shares issued and outstanding at December 29, 2006	14,700	13,900
Additional paid-in capital	3,334,500	3,274,100
Accumulated deficit	(2,834,000)	(2,474,000)

Total stockholders’ equity	515,200	814,000
Total liabilities and stockholders’ equity	$5,458,500	$4,967,300

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations

52-Week Period Ended

	12/28/2007	12/29/2006
Revenue
Gross revenue	$17,574,000	$14,442,600
Discounts, freight and other	(3,157,400)	(2,980,300)

Net revenue	14,416,600	11,462,300

Cost of sales	10,888,700	8,862,400

Gross profit	3,527,900	2,599,900

Selling, general and administrative expenses	3,519,600	4,184,000

Income (loss) from operations	$8,300	$(1,584,100)

Other expenses
Interest expense	(526,900)	(182,700)
Other expense		(84,300)

Total other expenses	(526,900)	(267,000)

Loss before income taxes	$(518,600)	$(1,851,100)

Provision for income tax benefit	(158,600)	(472,000)

Net loss	$(360,000)	$(1,379,100)

Net loss per common share	$(.03)	$(.10)

Weighted average number of common shares outstanding	14,200,768	13,937,345

Diluted loss per common share	$(.03)	$(.10)

Weighted average number of common shares and common equivalent shares outstanding	14,200,768	13,937,345

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Changes in Stockholders’ Equity

52-Week Period Ended December 28, 2007 and December 29, 2006

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 30, 2005	13,619,759	$13,600	$2,050,400	$(1,094,900)	$969,100
Issuance of stock, net of offering costs	744,000	800	433,200		434,000
Issuance of stock related to offering	100,000	100	74,900		75,000
Acquisition of stock from dissenting investor	(394,462)	(400)	(99,600)		(100,000)
Amortization of officer, director and employee compensation			414,500		414,500
Cancellation of common stock held in escrow as part of the acquisition agreement	(200,000)	(200)	(253,800)		(254,000)
Issuance of warrants related to debt			654,500		654,500
Net loss for the period				(1,379,100)	(1,379,100)

Balance, December 29, 2006	13,869,297	$13,900	$3,274,100	$(2,474,000)	$814,000
Issuance of stock related to services or exercise of warrants	758,297	800	3,200		4,000
Amortization of officer, director and employee compensation			57,200		57,200
Net loss for the period				(360,000)	(360,000)

Balance, December 28, 2007	14,627,594	$14,700	$3,334,500	$(2,834,000)	$515,200

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows

52-Week Period Ended

	12/28/2007		12/29/2006
Operating activities
Net loss		$(360,000)	$(1,379,100)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization		329,000	480,700
Non-cash consulting expense		3,400	381,000
Amortization of warrants related to debt		321,400	94,300
Non-cash amortization of officers, director and employees compensation		57,200	414,500
Non-cash write off of capitalized capital raising costs			484,300
Loss on the disposal of assets			10,300
Adjustment to allowance for bad debt expense		80,600	175,500
Changes in:
Accounts receivable		(1,391,900)	(304,300)
Work-in-process		(172,200)	125,100
Other current assets		(72,000)	(37,800)
Deferred tax asset		(158,600)	(472,000)
Other assets		(3,200)
Accounts payable and accrued expenses		634,800	296,100
Deferred rent		(20,200)	(13,500)
Deferred revenue and customer deposits		55,500	(211,900)

Net cash (used in) provided by operating activities		(696,200)	43,200

Investing activities
Acquisition of property and equipment		(216,100)	(105,000)
Acquisition/development of software - EDGE platform		(81,400)

Net cash used by investing activities		(297,500)	(105,000)

Financing activities
Proceeds from the issuance of stock		600	318,000
Proceeds and payments, net from revolving note		164,900	1,703,700
Payments on notes payable and bank notes		(45,000)	(1,033,200)

Net cash provided by financing activities		120,500	988,500

Net (decrease) increase in cash		(873,200)	926,700
Cash, beginning of period		947,200	20,500

Cash, end of period		$74,000	$947,200

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest		$205,500	$151,500

Warrants issued related to debt	$		$654,500

Cancellation of escrow stock related to acquisition	$		$(254,000)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to Audited Financial Statements

52-Week Period Ended December 28, 2007 and December 29, 2006

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

Jagged Peak’s multi-channel, enterprise EDGE application provides a comprehensive, integrated platform for e-business management that supports a broad range of business and operational applications. Clients can use EDGE as an enterprise application or as an integrator and consolidator for multiple businesses, processes and applications. EDGE has built in tools to extend the application which enables clients to create complex and robust e-commerce, CRM related customer services and repair and reverse logistics solutions. The EDGE application permits users to manage order capturing, processing, tracking, fulfillment, settlement, creating and managing dynamic catalogs, customer relation management, marketing and reporting, all in real-time application. The EDGE application is built to industry-standard best practices. The application has been integrated seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers its software with a flexible managed services transaction based pricing model.

Jagged Peak offers its clients’ third party fulfillment services that are typically bundled with its software and sold as a turnkey “web-to-ship” solution. Jagged Peak has a network of fulfillment warehouses throughout North America that enables its clients to provide better service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the period ended December 28, 2007 and the period ended December 29, 2006 consists of 52 weeks.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE application is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $81,400 capitalized during the 52-week period ended December 28, 2007 and no expenses were capitalized during the 52-week period ended December 29, 2006. Amortization expenses related to capitalized software and charged to operations for the 52-week period ended December 28, 2007 and December 29, 2006 were approximately $176,500 and approximately $336,000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers’ incentive programs. These accounts total approximately $33,800 and $53,800 at December 28, 2007 and December 29, 2006, respectively. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

Sales to a single customer amounted to approximately $8,560,000 or approximately 61% and amounted to approximately $5,681,000 or approximately 50% of total revenues during the 52-week periods ended December 28, 2007 and December 29, 2006, respectively. Accounts receivable from the one customer was approximately $1,099,200 or approximately 45% and approximately $476,400 or approximately 40% of the balance at December 28, 2007 and December 29, 2006, respectively. The risk of this is mitigated as the deferred revenue and customer deposits from the single customer at December 28, 2007 and at December 29, 2006 was approximately $250,000.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $130,000 and $105,000 is considered necessary as of December 28, 2007 and December 29, 2006, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 28, 2007 by approximately $8,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 52-week period ended December 28, 2007 and December 29, 2006, there was no impairment of intangible assets.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”. The Company recognized no adjustment in the liability for unrecognized income tax benefits as a result of the adoption of FIN No. 48.

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

As a result of adopting SFAS 123(R), our earnings before income taxes and net earnings for the year ended December 28, 2007 and December 29, 2006 were approximately $57,200 and $414,500, respectively lower than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. There was no impact on cash flows from operating or financing activities or effect on the income tax benefit.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2007: the historical dividend rate of 0%; the risk-free interest rate of 5% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; an expected volatility of 154% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being exercised prior to expiration or termination.

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

As of December 28, 2007, there was approximately $34,600 of unrecognized stock-based compensation expense related to nonvested stock options. This expense will be recognized over a weighted average period of approximately one year.

During 2007 and 2006, there was $0 of cash received from the exercise of stock options.

The following table represents our nonvested stock option activity for the years ended December 28, 2007 and December 29, 2006:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 31, 2005	0	$0.00

Granted	1,170,000	$0.47
Vested	(875,000)	$0.46
Forfeited	—	$—

Nonvested options - December 29, 2006	295,000	$0.43

Granted	150,000	$0.27
Vested	(112,500)	$0.50
Forfeited	230,000	$0.26

Nonvested options - December 28, 2007	102,500	$0.50

There was no aggregate intrinsic value of options outstanding at December 28, 2007, based on the Company’s closing stock price of $0.30 as of the last business day of the period ended December 28, 2007, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at December 28, 2007, based on the Company’s closing stock price of $0.30 as of the last business day of the period ended December 28, 2007, which would have been received by the optionees had all options exercisable been exercised on that date.

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

There were no options exercised during the years ended December 28, 2007 and December 29, 2006.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings Per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was 14,200,768 and 13,937,345 for the 52-week period ended December 28, 2007 and December 29, 2006. The diluted weighted average number of shares was 14,942,703 and 14,719,029 for the 52-week period ended December 28, 2007 and December 29, 2006, respectively.

Common stock equivalents for the 52-week period ended December 28, 2007 and December 29, 2006 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended December 28, 2007 and December 29, 2006 excludes approximately 741,935 shares and 781,684 shares that could dilute earnings per share in future periods, respectively.

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and amortized over the period that the goods are delivered or the related services are performed, subject to an assessment of recoverability. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The company does not expect EITF 07-3 to have a material impact on our results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004). The Company does not expect SAB 110 to have a material impact on its results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Property and Equipment

Property and equipment consist of:

	December 28, 2007	December 29, 2006
Furniture and equipment	$197,800	$193,100
Computer equipment and software	1,189,700	1,023,600
Warehouse equipment	602,300	562,900
Leasehold improvements	80,600	80,600

Total property and equipment	2,070,400	1,860,200
Less accumulated depreciation	1,683,000	1,536,400

	$387,400	$323,800

Depreciation expense for the 52-week periods ended December 28, 2007 and December 29, 2006 were approximately $152,500 and $144,700 respectively.

4. Other Assets

Other assets consist of:

	December 28, 2007	December 29, 2006
Capitalized debt cost	$629,400	$950,800

	629,400	950,800

Current portion classified as other current asset	321,000	321,400

	$308,400	$629,400

5. Notes Payable and Secured Revolving Note

Notes payable consist of:

	December 28, 2007	December 29, 2006
Laurus Bank Note payable; interest at prime plus 2.0% (10.25% at December 29, 2007); interest only payments due monthly with the principal payments of $45,000 per month beginning in December 2007, for two years, and the remaining balance due in December 2009; collateralized by all the business assets and personal guarantees by a certain stockholder.	$1,955,000	$2,000,000

	1,955,000	2,000,000
Less current portion	540,000	45,000

Long-term portion of notes payable	$1,415,000	$1,955,000

Laurus Agreements:

In December 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus” and the “Closing”), whereby we agreed to a Secured Convertible Term Note (the “Note” or “Convertible Note”) in the principal amount of two million dollars ($2,000,000), which is convertible into an aggregate of 2,000,000 shares of the Company’s Common Stock at a conversion price of $1.00 per share (the “Fixed Conversion Price”). The interest rate of the Convertible Note is two percent (2%) above prime with a floor of ten percent (10%) and is paid on a monthly basis. Monthly principal payments of $45,000 per month will begin in December of 2007 with a final balloon payment of $920,000 due in December of 2009. The proceeds from the Convertible Note were used to extinguish all remaining loans of the Company and provide the necessary working capital to accelerate the Company’s growth initiatives. The Note is personally guaranteed by one of the stockholders.

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

Laurus must convert all or a portion of the monthly principal and interest payments for the Convertible Note into shares of our Common Stock if: (i) the average closing price of our Common Stock for the five trading days immediately proceeding such payment is greater than or equal to 115% of the Fixed Conversion Price; and (ii) the amount of such conversion does not exceed twenty-five percent of the aggregate dollar trading volume of the Common Stock for the period of twenty-two trading days immediately preceding such payment date (the “Conversion Criteria”); however if subsection (i) of the Conversion Criteria is met but subsection (ii) of the Conversion Criteria is not met as to the entire monthly principal payment, Laurus shall convert only such part of the monthly principle payment that meets subsection (ii) of the Conversion Criteria. If the monthly payment (or a portion of such monthly payment if not all of the payment may be converted into shares of Common Stock) is required to be paid in shares of Common Stock, the number of such shares to be issued by the Company shall be the number determined by dividing (i) the portion of such payment converted into shares of Common Stock, by (ii) $1.00 (subject to certain adjustments). Any portion of the monthly principal payment that Laurus has not been able to convert into shares of Common Stock due to the failure to meet the Conversion Criteria, shall be paid in cash by the Company, jointly and severally, at the rate of 100% of the monthly principal payment otherwise due on such Amortization Date, within three (3) business days of such due Date.

In addition, Laurus may from time to time voluntarily convert all or a portion of the outstanding principal amount of the Note plus all accrued but unpaid interest into shares of common stock at a price of $1.00 (subject to certain adjustments).

The Company may prepay the Note in cash by giving Laurus a notice of repayment, ten (10) days before such intent to prepay, and by paying Laurus an amount equal to 130% of the outstanding principal amount. The Note includes a provision whereby Laurus is not entitled to convert any portion of the Note in excess of that portion of the Note upon exercise of which the sum of (1) the number of shares of Common Stock beneficially owned by Laurus and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of this Note or the unexercised or unconverted portion of any other security of Laurus subject to a limitation on conversion analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this is being made, would result in beneficial ownership by Laurus and its affiliates of any amount greater than 9.99% of the then outstanding shares of Common Stock (whether or not, at the time of such conversion, Laurus and its affiliates beneficially own more than 9.99% of the then outstanding shares of Common Stock). The limitation can be waived by the Laurus upon provision of no less than sixty-one (61) days prior notice to the Company and shall automatically become null and void following notice to the Company upon the occurrence and during the continuance of an Event of Default.

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

Any default under the Security and Purchase agreement will constitute a default under the Convertible Note and the Revolving Note (“Both Notes”). Events of default under the Security and Purchase agreement include our failure to pay amounts due under Both Notes; breach of any covenants under Both Notes, if not cured within 15 business days; breach of any warranties found in the Security Agreement, Both Notes or any other related agreement; the occurrence of any default under any agreement, which causes any contingent obligation to become due prior to its stated maturity or to become payable; any change or occurrence likely to have a material adverse effect on the business, assets, liabilities, financial condition, our operations or prospects; our bankruptcy; a judgment against us in excess of $50,000, which has not been vacated, discharged or stayed, within thirty (30) days of the date of entry; our insolvency; a change in control of the Company; an indictment or other proceedings against the Company or any executive officer; if the Company breaches any provision of the Securities Purchase Agreement or any other related agreements (each, an “Event of Default”).

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

On September 28, 2007, the Company obtained the effectiveness of a Registration Statement (333-142099) for the resale of 1,000,000 shares by Laurus. On July 23, 2007, Laurus and the Company entered into an amendment to the Laurus registration rights agreement, pursuant to which Laurus agreed that: (1) the total number of shares to be registered on behalf of Laurus on such Registration Statement would be 1,000,000 (the “Reduced Shares”), all of which consist of shares of common stock issuable upon conversion of the Note, and (2) such reduction in shares will not give rise to a breach of the Registration Rights Agreement nor to any liquidated damages or other obligations; provided, however, that upon the earlier of (a) the date Laurus has sold all of the Reduced Shares and (b) six months after the Effectiveness Date, the Company shall use its commercially reasonable efforts, in compliance with any applicable Commission guidance, and subject to the remaining terms of the Registration Rights Agreement, to register the balance of the Registerable Securities on separate registration statements; provided, further, that in no event shall the Company be required to register Registerable Securities in excess of that number of shares that is permitted to be registered by the Commission on behalf of selling security holders as a secondary offering under Rule 415; provided, further, that the Company shall not be required to file any additional registration statements or to keep any such additional registration statements effective after the earlier of the date (i) all Registrable Securities owned by Laurus have been sold or (ii) all Registrable Securities owned by Laurus may be sold immediately without registration under the Securities Act and without volume restrictions pursuant to Rule 144(k). Further, Laurus agreed to waive any liquidated damages that have arisen, or will arise through August 31, 2007, under Section 2(b) of the Registration Rights Agreement solely as a result of the delay in Effectiveness Date of the Registration Statement of the Company as otherwise required pursuant to the terms of the Registration Rights Agreement.

In addition the Company entered into a Funds Escrow Agreement and an Intellectual Property Security Agreement with Laurus.

In connection with the Security and Purchase agreement, we agreed to pay Laurus Capital Management, L.L.C., the manager of Laurus, a closing payment equal to $105,000 and other fees, totaling approximately $135,000 in cash and 706,000 warrants exercisable at $0.01 per common share. Additionally, we agreed to pay Stonegate Securities $160,000 in cash and 70,600 warrants exercisable at $0.01 per common share as a finder’s fee. In addition, in a transaction unrelated to the Laurus Private Placement we agreed with the former holders of the Company’s debt (JP Funding Inc. and Andrew Krusen) to an early extinguishment of the debt, cancellation of all previously issued, variable warrants, in consideration of, among other things, the issuance of 230,000, three-year warrants exercisable at $0.01 per common share. We have agreed to register all such warrants pursuant to this registration statement.

The Company has an unsecured stand-by letter of credit to serve as a deposit on a property that the Company leases for $50,000.

The following is a schedule by year of future minimum principle payments required under the terms of the above notes payable as of December 28, 2007:

Year Ending December
2008	$540,000
2009	1,415,000

Total	$1,955,000

6. Lease Commitments and Contingent Liabilities

The Company leases its facilities and certain equipment under operating leases with various terms. The following is a schedule, by year, of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 28, 2007:

Year Ending December
2008	$427,700
2009	372,600
2010	380,100
2011	138,300
2012	11,000

Total	$1,329,700

Rent expense amounted to approximately $514,700 and $478,000 for the 52-week period ended December 28, 2007 and December 29, 2006, respectively.

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

7. Income Taxes

The provision for income taxes is as follows:

	Period Ended
	December 28, 2007	December 29, 2006
Deferred benefit
Federal	$143,200	$426,000
State	15,400	46,000

Provision benefit for income taxes	$158,600	$472,000

Income taxes are based on the estimation of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Period Ended
	December 28, 2007	December 29, 2006
Tax expense (benefit) at U.S. statutory rate	$(176,300)	$(632,100)
State income tax expense (benefit), net of federal benefit	(15,400)	(67,500)
Effect of general non-deductible expenses	15,600	71,600
Effect of amortization of employee stock option compensation	17,500	156,000

	$(158,600)	$(472,000)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2007 and December 29, 2006 are as follows:

	December 28, 2007	December 29, 2006
Current deferred tax assets:
Allowance for doubtful accounts	$48,900	$39,500
Work-in-process reserve	11,300	7,500
Other	15,100	20,700

Total current deferred tax assets	75,300	67,700

Long-term deferred tax assets (liability):
Net operating loss carryforward	1,326,100	1,244,000
Depreciation, amortization variance and other	(60,000)	(128,900)

Total long-term deferred tax assets (liabilities)	1,266,100	1,115,100

Net deferred tax asset	$1,341,400	$1,182,800

Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

As of December 28, 2007 and December 29, 2006 the Company had federal and state net operating loss carry-forwards totaling approximately $3,550,000 and $3,305,000, respectively, which begin to expire in 2024.

8. Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors (the “Board”), subject to the prior rights of the holders of any outstanding senior classes of stock, of which there are currently none. The Company records stock as issued when the consideration is received or the obligation is incurred.

The Company’s 2005 Stock Incentive Plan (“the Plan”) authorizes the Board of Directors the authority to grant up to 2,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan authorizes up to 100,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the par value of Common Stock. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 30, 2005	1,650,987	$0.01-2.13	$0.80
Warrants, Convertible Debt and options granted	4,176,600	$0.01-2.50	$0.69
Warrants and options cancelled or expired	(233,343)	$0.01	$0.01

Outstanding at December 29, 2006	5,594,244	$0.01-2.50	$0.75
Warrants, Convertible Debt and options granted	150,000	$0.50	$0.50
Warrants exercised	(765,818)	$0.01	$0.01
Warrants and options cancelled or expired	(588,528)	$0.50-2.00	$1.03

Outstanding at December 28, 2007	4,389,898	$0.01-2.50	$0.84
Exercisable at December 28, 2007	4,287,398	$0.01-2.50	$0.83
Exercisable at December 29, 2006	5,274,244	$0.01-2.13	$0.73

The following table summarizes information about options and warrants outstanding and exercisable as of December 28, 2007:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	334,899	3.3 years	$0.01	3.3 years	334,899	$0.01
$0.55-0.77	1,473,529	3.6 years	$0.63	3.4 years	1,423,529	$0.61
$1.00-2.50	2,581,470	2.2 years	$1.07	2.1 years	2,528,970	$1.01

As of December 28, 2007 and December 29, 2006, there were approximately 4,287,398 and 5,274,244 options exercisable at a weighted average exercise price of $0.83 and $0.73, respectively. The weighted average fair value of options at the date of grant of the options was $0.27 and $0.47 for 2007 and 2006, respectively.

Equity Funding

In January of 2006, the Company issued 125,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price of the stock was $125,000 or $1.00 per share and used for working capital.

In February of 2006, the Company purchased 394,462 shares from a certain investor for approximately $100,000 and the Company granted that certain investor an option to purchase 20,000 Jagged Peak common shares at $2.00 per share. The purchase price of the stock was approximately $0.25 per share. The stock was purchased for another investor where Jagged Peak issued 394,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $110,000 or $0.28 per share. In addition, in February, 2006, the Company issued 100,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $100,000 or $1.00 per share. Approximately $26,000 was paid in fees related to these transactions. The net cash received from the above transaction was $84,000, which will be used for working capital.

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

9. Related Party Transactions

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. There were no loans made from officers in 2007 and during the course of 2006 there was less than $200,000 of total transactions and at December 28, 2007 and December 29, 2006 there were no amounts owed to officers of the Company.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $36,300 and $9,600 for the 52-week period ended December 28, 2007 and December 29, 2006, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

10. Employee Stock Ownership Plan

In 2007, the Company established an Employee Stock Ownership Plan (ESOP), for the benefit of it employees and to purchase shares of the Company’s common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. Contributions to the ESOP are made at the discretion of the Board of Directors. All employees of Jagged Peak that meet the 1,000 hours work requirement are eligible to participate in the ESOP. Under the ESOP, which is 100% Company funded, Jagged Peak allocates contributed shares to participants based on their eligible annual compensation. Compensation shall include but not limited to the regular salaries and wages, overtime pay, bonuses, commissions and other amounts paid by Jagged Peak and taxable to the employee. The value or number of Jagged Peak common stock shares that are contributed to the ESOP on an annual basis is completely subject to the discretion of the Board of Directors. Any cash dividends or distributions paid with respect to shares of the ESOP trust will be retained and allocated in the same manner as other income of the ESOP trust. Shares held by the ESOP trust will be treated as all other issued and outstanding common shares for earnings per share calculations. In 2007, the employee stock ownership trust purchased 300,000 common shares from a non-related private party for $45,000 to be contributed to the ESOP. All ESOP shares are considered outstanding for earnings per share computations. All shares acquired in 2007 are allocated.

The ESOP shares were as follows:

12/28/07
Allocated shares	300,000
Shares released for allocation
Unreleased shares

Total ESOP shares	300,000

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and acting Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 28, 2007 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and acting Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and acting Chief Financial Officer does not relate to reporting periods after December 28, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2007 under the criteria set forth in the in Internal Control—Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended December 28, 2007, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors and Executive Officers of the Registrant

The Company’s directors and executive officers as of March 24, 2008 were as follows:

Name	Age	Position
Paul Demirdjian	47	Chairman of the Board of Directors and Chief Executive Officer
Vince Fabrizzi	50	Senior Vice President, Chief Sales and Marketing Officer, Director
Dan Furlong	60	Chief Operations Officer, Director
Andrew J. Norstrud	34	Chief Financial Officer
Primrose Demirdjian	48	Director

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

Paul Demirdjian – Chief Executive Officer, Board Member

Mr. Demirdjian has over twenty years of experience in senior management, including executive positions of Senior Vice President of Operations, Chief Information Officer and Director for over ten years at Davel Communications, a publicly held telecom company operating private payphones, operator services, and long distance services. Mr. Demirdjian is in the process of applying for patents on a number of e-business methodologies and has written numerous articles published in Public Communications Magazine. Paul Demirdjian has served on the Board since the inception of Jagged Peak in 2000 and is married to Primrose Demirdjian, another member of the Board. Mr. Demirdjian holds a B.S. in Engineering Technology from the University of South Florida, where he was a member of the Engineering Honor Society (Tau Aplha Pi).

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

AUDIT COMMITTEE

The Audit Committee consists of the entire Board, as there are no independent Board members. The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors and reviews and evaluates the Company’s internal control functions. As an advisory function of the committee, members also participate in financings and review budgets versus historical results throughout the year. The Board of Directors determined that Dan Furlong qualifies as an audit committee financial expert as defined under the regulations of the Securities and Exchange Commission.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2007 all reporting persons timely complied with all filing requirements applicable to them.

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

The Company’s compensation program is based on the philosophy that the total cash compensation should vary with the performance of both the individual and the Company and any long-term incentive should be closely aligned with the interest of the stockholders. There are two cash components of the executives’ salary, a base salary and a bonus structure that compensates the executive for both their individual performance and the overall Company performance.

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

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 28, 2007 to or for the benefit of the Company’s Chief Executive Officer, Chief Financial Officer and other named executives that are considered the Company’s most highly compensated whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)		All Other Compensation ($)	Total ($)
Paul Demirdjian, Chairman	2007		208,500	35,000	—	—		—	243,500
and Chief Executive Officer	2006		161,000	65,000	—	92,500	(3)	—	318,500
	2005		221,000	—	—	100,200	(1)	—	321,200

Vince Fabrizzi	2007		198,500	35,000	—	—		—	233,500
Chief Sales and	2006		160,000	55,000	—	92,500	(3)	—	307,500
Marketing Officer	2005		211,000	—	—	113,200	(2)	—	324,200

Dan Furlong	2007		198,500	35,000	—	—		—	233,500
Chief Operations Officer	2006	(1)	160,000	55,000	—	92,500	(3)	—	307,500
	2005		211,000	—	—	113,200	(2)	—	324,200

Andrew J. Norstrud (5)	2007		191,600	35,000	—	—		—	226,600
Chief Financial Officer	2006	(2)	149,000	55,000	—	92,500	(3)	—	296,500
	2005		42,300	—	—	106,800	(4)	—	149,100

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

DIRECTOR COMPENSATION

Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors may receive options to purchase shares of common stock at the market price on the date they are granted, and are entitled to reimbursement of expenses incurred consequential to their service.

The following table summarizes compensation paid to all of our non-employee directors:

Name		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Primrose Demirdjian	2007
	2006	$—	$—	$37,200	(1)	$—	$—	$—	$37,200

(1)	Includes a grant made on September 8, 2006 for 25,000 options at a strike price of $2.00 that expire September 8, 2011; and a grant made on December 27, 2006 for 50,000 options at a strike price of $0.55 that expire December 27, 2011.
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

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2007, no options were granted to our Chief Executive Officer, Chief Financial Officer or other named executives. During 2006, we granted awards to our Chief Executive Officer, Chief Financial Officer and other named executive officers outside of any stock option plan. Information with respect to each of these awards, including estimates regarding future payouts under each of these awards on a grant by grant basis, is set forth in the table below.

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

During 2007, the board voted to issue a total of one hundred and fifty thousand options (150,000) to other employees other than named executives or directors. The exercise price was approximately $0.50 per share. The options primarily have a five-year term and vest over a two-year period and are exercisable only while the employee is employed with the Company. There was only one grant of 150,000 options during the year.

During 2006, the board voted to issue a total of three hundred seventy thousand options (370,000) to other employees other than named executives or directors. The exercise price was the closing price on the date of the grant and ranged from $0.55 to $2.50 per share. The options primarily have a five-year term and vest over a two-year period and are exercisable only while the employee is employed with the Company. The grants ranged in size from 10,000 to 50,000 with the average being 15,000.

STOCK OPTION PLANS

The Company’s 2005 Stock Incentive Plan (“the Plan”) authorizes the Board of Directors the authority to grant up to 2,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan authorizes up to 100,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the par value of Common Stock. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our Chief Executive Officer, Chief Financial Officer and other named executive officers that were outstanding as of December 28, 2007.

		Option Awards					Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Demirdjian, CEO (1)	390,000	—	—	$0.74	5 years from Grant	—	—	—	—
Vince Fabrizzi, CSMO (2)	443,529	—	—	$0.70	5 years from Grant	—	—	—	—
Dan Furlong, COO (3)	443,529	—	—	$0.70	5 years from Grant	—	—	—	—
Andrew J. Norstrud, CFO (4)	400,000	—	—	$0.71	5 years from Grant	—	—	—	—

(1)	Consists of a grant made on October 7, 2005 for 90,000 options at a strike price of $0.77 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.10 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.
(2)	Consists of a grant made on August 22, 2000 for 7,842 at a strike price of $0.01 that expire January 1, 2010; a grant made on August 22, 2000 for 15,687 at a strike price of $0.01 that expire January 1, 2010; a grant made on October 7, 2005 for 120,000 options at a strike price of $0.77 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.10 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.

(3)	Consists of a grant made on August 22, 2000 for 7,842 at a strike price of $0.01 that expire January 1, 2010; a grant made on August 22, 2000 for 15,687 at a strike price of $0.01 that expire January 1, 2010; a grant made on October 7, 2005 for 120,000 options at a strike price of $0.77 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.10 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.
(4)	Consists of a grant made on October 7, 2005 for 100,000 options at a strike price of $0.75 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.00 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.

OPTION EXERCISES AND HOLDINGS

The following table contains information with respect to the exercise of options to purchase shares of common stock during the fiscal year ended December 28, 2007, by the Company’s Chief Executive Officer and other named executive officers who earned more than $100,000 during the fiscal year ended December 28, 2007 (the bid price of the Company’s stock was $0.30 as reported on the Over-The-Counter Bulletin Board on December 28, 2007).

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at December 28, 2007		Value of Unexercised In-the- Money Options at December 28, 2007
Name / Position	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul Demirdjian, CEO	0	0	390,000	0	$0	$0
Vince Fabrizzi, CSMO	0	0	443,529	0	$6,800	$0
Dan Furlong, COO	0	0	443,529	0	$6,800	$0
Andrew J. Norstrud, CFO	0	0	400,000	0	$0	$0

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 28, 2007, with respect to the Company’s stock option plans under which common stock is authorized for issuance, as well as information regarding other compensatory options granted outside of the Company’s stock option plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation related to 2005 stock option plan that is not approved by shareholders	1,178,529	$0.96	821,471
Equity compensation not related to a stock option plan	800,000	$0.55	—
Equity compensation related to the 2000 stock option plan and other warrants approved by shareholders	170,587	$0.58	—

Total	2,149,116	$0.78	821,471

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

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Paul Demirdjian and Primrose Demirdjian (1)	5,455,084	30%
Dan Furlong (2)	3,310,077	18%
Vince Fabrizzi (3)	3,310,077	18%
Andrew J. Norstrud (4)	440,000	2%
Laurus Master Fund Ltd (5)	1,910,289	10	% *
Executive Officers, Directors and others (as a group of 5)	12,515,238	67%

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
(5)

Laurus Master Fund Ltd is an unrelated party to the Company with an address of PO Box 309 GT, Ugland House, George Town South Church Street, Grand Cayman, Cayman islands; includes 3,722 shares of common stock underlying warrants exercisable at $0.01, 677,757 common shares and a portion of the shares underlying a $2,000,000 convertible Note as the Note contains a conversion limitation of 9.99% of the then outstanding common shares. The limitation can be waived by the Holder upon provision of no less than sixty-one (61) days prior notice to the Company and shall automatically become null and void following notice to the Company upon the occurrence and during the continuance of an Event of Default.

*	Actual 9.99%

Item 12.	Certain Relationships and Related Transactions

To ensure that the Company has adequate near-term liquidity, the officers of the Company have loaned the Company short-term capital. In most cases the loans are for less than 30 days and no interest is expensed or paid to the officers. There were no loans made from officers in 2007 and during the course of 2006 there was less than $200,000 of total transactions and at December 28, 2007 and December 29, 2006 there were no amounts owed to officers of the Company.

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $36,300 and $9,600 for the 52-week period ended December 28, 2007 and December 29, 2006, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Item 13.	Exhibits

Exhibit Number	Description
2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.5 to the Form 8-K filed with the SEC on July 12, 2005, and incorporated herein by reference)

3.3	By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1	Security and Purchase Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.2	Secured Convertible Term Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.3	Secured Revolving Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.4	Registration Rights Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.5	Intellectual Property Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.6*	Employee Stock Ownership Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.9*	Andrew J. Norstrud Employment Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

Item 14.	Principal Accountants Fees and Services

Audit Fees

During 2007, our accountants, Pender Newkirk & Company, billed us approximately $69,400 for audit work and review of our Form 10-QSB and 8K filings. During 2006, our accountants, Pender Newkirk & Company, billed us approximately $60,800 for audit work and review of our Form 10-QSB and 8K filings.

Audit Related Fees

None

Tax Fees

During 2007, we were billed by our accountants, Pender Newkirk & Company, approximately $9,000 to prepare our federal and state tax returns. During 2006, we were billed by our accountants, Pender Newkirk & Company, approximately $19,500 to prepare our federal and state tax returns. The audit committee approved all fees.

All Other Fees

None

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on March 24, 2008.

JAGGED PEAK, INC.

BY:	/s/ Paul Demirdjian
Paul Demirdjian
(Chairman of the Board of Directors and Chief Executive Officer)

BY:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
(Chief Financial Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Paul Demirdjian Paul Demirdjian	Chairman of the Board of Directors and Chief Executive Officer	March 24, 2008

/s/ Vince Fabrizzi Vince Fabrizzi	Chief Sales and Marketing Officer and Director	March 24, 2008

/s/ Dan Furlong Dan Furlong	Chief Operations Officer and Director	March 24, 2008

/s/ Primrose Demirdjian Primrose Demirdjian	Director	March 24, 2008

Exhibit Index

Exhibit Index

Exhibit Number	Description
2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.5 to the Form 8-K filed with the SEC on July 12, 2005, and incorporated herein by reference)

3.3	By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1	Security and Purchase Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.2	Secured Convertible Term Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.3	Secured Revolving Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.4	Registration Rights Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.5	Intellectual Property Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.6*	Employee Stock Ownership Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.9*	Andrew J. Norstrud Employment Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.