Form 10-Q
period 2008-03-28
JAGGED PEAK, INC.
filed 2008-05-12
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 28, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 000-31715

Jagged Peak, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2007478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 250, Tampa, FL 33607

(Address of principal executive offices, including zip code)

(727) 499-1717

(Registrant’s telephone number, including area code)

13577 Feather Sound Drive Suite 330, Clearwater, FL 33762

(Former name or former address, if changed since last report)

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Issuer’s net revenues for its most recent fiscal quarter ended March 28, 2008 was $3,942,000.

Aggregate market value of the voting stock held by non-affiliates of the registrant at May 7, 2008 was $2,925,500.

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 14,627,594 shares of common stock outstanding as of May 7, 2008.

Jagged Peak, Inc.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Balance Sheets

13 Week Periods Ended

March 28, 2008 (Unaudited) and December 28, 2007 (Unaudited)

	March 28, 2008 (Unaudited)	December 28, 2007 (Audited)
Assets
Current assets:
Cash	$178,100	$74,000
Accounts receivable, net of allowance for doubtful accounts of $130,000 at March 28, 2008 and December 28, 2007	1,697,500	2,503,400
Other receivables	94,800	122,000
Work in process, net of allowance of $30,000 at March 28, 2008 and December 28, 2007, respectively	282,200	195,900
Deferred tax asset	75,300	75,300
Other current assets	434,700	400,800

Total current assets	2,762,600	3,371,400

Property and equipment, net of accumulated depreciation of $1,731,200 and $1,683,000 at March 28, 2008 and December 28, 2007, respectively	387,600	387,400

Other assets:
EDGE application, net of accumulated amortization of $1,273,500 and $1,251,600 at March 28, 2008 and December 28, 2007, respectively	124,000	125,200
Deferred tax asset	1,302,900	1,266,100
Other assets	228,100	308,400

Total long-term assets	2,042,600	2,087,100
Total assets	$4,805,200	$5,458,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,240,300	$1,563,400
Accrued payroll and bonuses	188,500	472,500
Other accrued expenses	45,100	65,700
Revolving Note, $713,800 and $835,100 was available at March 28, 2008 and December 28, 2007, respectively	265,700	164,900
Deferred rent	25,500	25,500
Notes payable, current portion	540,000	540,000
Deferred revenue and customer deposits	692,400	602,300

Total current liabilities	2,997,500	3,434,300

Long-term liabilities:
Notes payable, net of current portion	1,280,000	1,415,000
Deferred rent, long term	87,100	94,000

Total long-term liabilities	1,367,100	1,509,000

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 28, 2008 and December 28, 2007
Common stock, $.001 par value; 70,000,000 shares authorized; 14,627,594 shares issued and outstanding at March 28, 2008 and December 28, 2007	14,700	14,700
Additional paid-in capital	3,345,400	3,334,500
Accumulated deficit	(2,919,500)	(2,834,000)

Total stockholders’ equity	440,600	515,200
Total liabilities and stockholders’ equity	$4,805,200	$5,458,500

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Results of Operations (Unaudited)

13 Week Periods Ended

March 28, 2008 (Unaudited) and March 30, 2007 (Unaudited)

	Thirteen Weeks Ended
	March 28, 2008	March 30, 2007
Revenue
Gross revenue	$4,666,800	$4,202,600
Discounts, freight and other	(724,800)	(934,600)

Net revenues	3,942,000	3,268,000
Cost of sales	3,008,200	2,583,000

Gross profit	933,800	685,000

Operating expenses:
General and administrative expenses	929,400	787,500

Operating income (loss)	4,400	(102,500)

Other expenses:
Interest expense	126,700	129,400

Total other expenses	126,700	129,400

Loss before tax benefit	(122,300)	(231,900)

Provision for income tax benefit	(36,800)	(75,900)
Net loss	$(85,500)	$(156,000)

Weighted average number of common shares outstanding – basic & fully diluted	14,627,594	13,886,588

Net loss per share – basic & fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

13 Week Periods Ended

March 28, 2008 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 28, 2007	14,627,594	$14,700	$3,334,500	$(2,834,000)	$515,200
Amortization of officer, director and employee compensation			10,900		10,900
Net loss for the period				(85,500)	(85,500)

Balance, March 28, 2008	14,627,594	$14,700	$3,345,400	$(2,919,500)	$440,600

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

13 Week Periods Ended

March 28, 2008 (Unaudited) and March 30, 2007 (Unaudited)

	13 Weeks Ended
	March 28, 2008	March 30, 2007
Operating activities
Net loss	$(85,500)	$(156,000)

Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	70,100	107,800
Non-cash consulting expense		3,400
Non-cash amortization of officers, director and employees compensation	10,900	18,000
Amortization related to long term debt	80,300	80,300
Adjustment to allowance for bad debt expense	1,100	23,900
Changes in:
Accounts receivable	804,800	(182,000)
Work-in-process	(86,300)	(144,300)
Other current assets	27,200	5,600
Other assets	(33,900)
Deferred tax asset	(36,800)	(75,900)
Accounts payable	(323,100)	(17,000)
Accrued payroll	(284,000)	(115,000)
Accrued expenses	(20,600)	11,600
Deferred rent	(6,900)	(5,000)
Other liabilities	90,100	346,900

Net cash flows provided (used) by operating activities	207,400	(97,700)

Investing activities
Acquisition of property and equipment	(48,400)	(19,200)
Acquisition/development of software - EDGE Platform	(20,700)

Cash flows used by investing activities	(69,100)	(19,200)

Financing activities
Net proceeds and payments on bank credit line	100,800

Payments on notes payable	(135,000)
Issuance of common stock, net		600

Cash flows (used) provided by financing activities	(34,200)	600

Net increase (decrease) in cash	104,100	(116,300)
Cash, beginning of period	74,000	947,200

Cash, end of period	$178,100	$830,900

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$46,600	$49,100

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

13 Week Periods Ended

March 28, 2008 (Unaudited) and March 30, 2007 (Unaudited)

1. General Background Information

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-business software and services company headquartered in Tampa, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company’s flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company’s clients are able to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, distribution, travel and tourism and manufacturing.

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

Jagged Peak offers its clients third party fulfillment services that are typically bundled with its software and sold as a turnkey “web-to-ship” solution. Jagged Peak has a network of fulfillment warehouses throughout North America that enables its clients to provide better service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended March 28, 2008 and March 30, 2007 consists of 13 weeks.

2. Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at March 28, 2008, (b) the results of operations for the 13-weeks ended March 28, 2008 and March 30, 2007, (c) the statement of changes in stockholders’ equity ended March 28, 2008 and (d) cash flows for the 13-weeks ended March 28, 2008 and March 30, 2007, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 28, 2007.

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

Revenue Recognition

The Company recognizes revenues in accordance with Statement of Position (SOP) 97-2, (Software Revenue Recognition) as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Revenue from software license agreements is recognized when an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the relative fair value of each of the elements. Maintenance and support agreement revenues are amortized over the contract period, which is usually one year.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $20,700 capitalized during the 13-week period ended March 28, 2008 and no amounts capitalized during the 13-week period ended March 30, 2007. Amortization expenses related to capitalized software and charged to operations for the 13-week period ended March 28, 2008 and March 30, 2007 were approximately $21,900 and approximately $71,300, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers’ incentive programs. These accounts total approximately $28,100 and $27,800 at March 28, 2008 and March 30, 2007, respectively. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

During the 13-week period ended March 28, 2008 and March 30, 2007, sales to one customer amounted to approximately $2,486,300 and $1,887,200, respectively, or 63% and 58% of total revenues, respectively. Accounts receivable from the one customer at March 28, 2008 amounted to approximately $378,000 or approximately 21% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $130,000 is considered necessary as of March 28, 2008. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended March 28, 2008 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 13-week period ended March 28, 2008 and March 30, 2007, there was no impairment of long-lived or intangible assets.

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

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through the reverse acquisition with Absolute Glass the Company acquired net operating losses for tax purposes of approximately $2.4 million. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the limitation the Company has placed a full valuation against that asset of approximately $900,000.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123; Accounting for Stock-Based Compensation, (“SFAS 123”) and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award. The pro forma disclosures previously permitted under SFAS 123 are no longer an alternative to financial statement recognition. The Company adopted SFAS 123R on December 31, 2005 using the modified prospective method, which did not require the recognition of any non-cash charges, as there were no unvested stock options on that date.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2007: the historical dividend rate of 0%; the risk-free interest rate of 5% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; and expected volatility of 154% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being forfeited prior to vesting.

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2008: the historical dividend rate of 0%; the risk-free interest rate of 4.12% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; and expected volatility of 175% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being forfeited prior to vesting.

There were 50,000 options granted during the 13-week period ended March 28, 2008 and no options granted during the 13-week period ended March 30, 2007. As of March 28, 2008, there was approximately $26,000 of unrecognized stock-based compensation expense related to nonvested stock options. This expense will be recognized over a weighted average period of approximately two years.

The following table represents our nonvested stock option activity for the 13-week period ended March 28, 2008:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 28, 2007	102,500	$0.50
Granted	50,000	$0.19
Vested	12,500	$0.44

Nonvested options – March 28, 2008	140,000	$0.40

There was no aggregate intrinsic value of options outstanding at March 28, 2008, based on the Company’s closing stock price of $0.38 as of the last business day of the period ended March 28, 2008, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at March 28, 2008, based on the Company’s closing stock price of $0.38 as of the last business day of the period ended March 28, 2008, which would have been received by the optionees had all options exercisable been exercised on that date. There were no options exercised during the 13-weeks ended March 28, 2008 and March 30, 2007.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 14,627,594 and 13,886,588 for the 13-week periods ended March 28, 2008 and March 30, 2007, respectively. The diluted weighted average number of shares was approximately 14,946,546 and 14,929,940 for the 13-week period ended March 28, 2008 and March 30, 2007, respectively.

Common stock equivalents for the 13-week periods ended March 28, 2008 and March 30, 2007 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended March 28, 2008 and March 30, 2007 excludes approximately 318,952 shares and 1,043,352 shares that could dilute earnings per share in future periods, respectively.

3. Other Assets

Other assets consist of:

	March 28, 2008	December 28, 2007
Capitalized debt cost	$549,100	$629,400

Current portion classified as other current asset	321,000	321,000

	$228,100	$308,400

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

The Company’s 2005 Stock Incentive Plan (“the Plan”) authorizes the Board of Directors to grant up to 2,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the fair market value of the Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 29, 2006	5,594,244	$0.01-2.50	$0.75
Warrants, Convertible Debt and options granted	150,000	$0.50	$0.50
Warrants exercised	(765,818)	$0.01	$0.01
Warrants and options cancelled or expired	(588,528)	$0.50-2.00	$1.03

Outstanding at December 28, 2007	4,389,898	$0.01-2.50	$0.84
Warrants, Convertible Debt and options granted	50,000	$0.50	$0.50

Outstanding at March 28, 2008	4,439,898	$0.01-2.50	$0.83
Exercisable at March 28, 2008	4,299,898	$0.01-2.50	$0.80
Exercisable at December 28, 2007	4,287,398	$0.01-2.50	$0.83

The following table summarizes information about options and warrants outstanding and exercisable as of March 28, 2008:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	334,899	3.1 years	$0.01	3.1 years	334,899	$0.01
$0.50-0.77	1,523,529	3.4 years	$0.62	3.2 years	1,423,529	$0.61
$1.00-2.50	2,581,470	2.0 years	$1.07	1.9 years	2,541,470	$1.00

As of March 28, 2008 and December 28, 2007, there were approximately 4,299,898 and 4,287,398 options exercisable at a weighted average exercise price of $0.80 and $0.83, respectively. The weighted average fair value of options at the date of grant of the options was $0.19 and $0.27 for 2008 and 2007, respectively.

5. Related Party Transaction

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $8,500 during the 13-week period ended March 28, 2008; the Company did not use the services for the 13-week period ended March 30, 2007. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

6. Subsequent Event

In April of 2008, the Company entered into a lease agreement. The term of the agreement is from May 1, 2008 to January 16, 2011 with a lease payment of $20,000 per month. The entire agreement is a commitment of approximately $640,000 over a 32 month period.

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

Background of our Company

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-business software and services company headquartered in Tampa, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company’s flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company’s clients are able to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, distribution, travel and tourism and manufacturing.

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

Jagged Peak offers its clients third party fulfillment services that are typically bundled with its software and sold as a turnkey “web-to-ship” solution. Jagged Peak has a network of fulfillment warehouses throughout North America that enables its clients to provide better service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see the section of our December 28, 2007 annual report filed with the SEC under Item 1 entitled “Risks Particular to The Company’s Business.”

For the 13-week period ended March 28, 2008 compared to the 13-week period ended March 30, 2007

Net revenues increased approximately $674,000, or 21%, to approximately $3,942,000 for the 13-week period ended March 28, 2008, as compared to approximately $3,268,000 for the 13-week period ended March 30, 2007. The increases in revenue primarily related to (i) significant increase in order / transaction volume, and (ii) the continued expansion of services to existing customers.

Cost of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $425,200, or 16%, to approximately $3,008,200 for the 13-week period ended March 28, 2008, as compared to approximately $2,583,000 for the 13-week period ended March 30, 2007. As a percentage of revenues cost of sales amounted to approximately 76% of related revenues for the 13-week period ended March 28, 2008, as compared with approximately 79% for the 13-week period ended March 30, 2007. Increase in costs of service and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increase of technology staff to accommodate new contracts, (iii) negotiation of supplier contracts and (iv) costs related to increasing production. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increase and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $141,900 or 18% to approximately $929,400 for the 13-week period ended March 28, 2008 as compared to approximately $787,500 for the 13-week period ended March 30, 2007. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) costs related to new business venture, and (iv) costs related to the recruitment of new employees. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. Management has budgeted for significant increases in general and administrative expenses as the Company builds the infrastructure and specifically the sales and marketing organization.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $122,300 for the 13-week period ended March 28, 2008, compared with the loss from continuing operations before provisions for income taxes of approximately $231,900 for the 13-week period ended March 30, 2007.

The income tax benefit was approximately $36,800 for the 13-week period ended March 28, 2008 compared to an income tax benefit of approximately $75,900 for the 13-week period ended March 30,

2007. Differences between the effective tax rate used for 2008 and 2007, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of March 28, 2008 the Company had federal and state net operating loss carry-forwards totaling approximately $3,900,000, which begin to expire in 2021.

Basic loss per share from continuing operations for the 13-week period ended March 28, 2008 was $0.01 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 13-week period ended March 30, 2007.

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

Revenue Recognition

The Company recognizes revenues in accordance with Statement of Position (SOP) 97-2, (Software Revenue Recognition) as amended by SOP 98-9 (Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions). Revenue from software license agreements is recognized when an agreement exists, delivery of the software has occurred, the fee is fixed or determinable, and collectability is probable. In software arrangements that include more than one element, the Company allocates the total arrangement fee among the elements based on the relative fair value of each of the elements. Maintenance and support agreement revenues are amortized over the contract period, which is usually one year.

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

During the 13-week period ended March 28, 2008 and March 30, 2007, sales to one customer amounted to approximately $2,486,300 and $1,887,200, respectively, or 63% and 58% of total revenues, respectively. Accounts receivable from the one customer at March 28, 2008 amounted to approximately $378,000 or approximately 21% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $130,000 is considered necessary as of March 28, 2008. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended March 28, 2008 by approximately $10,000. We do not accrue interest on past due receivables.

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through the reverse acquisition with Absolute Glass the Company acquired net operating losses for tax purposes of approximately $2.4 million. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the limitation the Company has placed a full valuation against that asset of approximately $900,000.

EBITDA

EBITDA for the 13-week period ended March 28, 2008 was approximately $74,500 compared to approximately $5,300 in the comparable period of the prior year. The increase in the EBITDA directly relates to the increase of revenue and gross margin. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 13-weeks ended
	March 28, 2008	March 30, 2007
Net loss as reported	$(85,500)	$(156,000)
Income tax benefit	(36,800)	(75,900)
Interest expense	126,700	129,400
Depreciation and amortization	70,100	107,800

EBITDA	$74,500	$5,300

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 28, 2008 the Company has approximately $234,900 of negative working capital and has cash and cash equivalents of approximately $178,100, compared with approximately $74,000 of cash and cash equivalents at December 28, 2007.

During the 13-week period ended March 28, 2008 cash has increased by approximately $104,100. During the 13-week period ended March 28, 2008 the change was primarily caused by (i) losses from operations, (ii) the significant decrease in the accounts receivable, (iii) non-cash expenses, including but not limited to amortization related to long term debt and depreciation and amortization, (iv) decrease in accrued salaries, (v) decrease in accounts payable, and (vi) other changes in assets and liabilities. Management expects to have negative cash flow from operations, while the Company continues to experience rapid internal growth, progresses with the Company’s marketing campaigns and establishes the necessary infrastructure to support the Company’s future plans. Management has approximately $700,000 on the line of credit available at March 28, 2008 for any short term cash needs.

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

Item 3.	Disclosures About Market Risk

Not Applicable

Item 4(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 28, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended March 28, 2008 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, to our knowledge there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

During the 13-week period ended March 28, 2008, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated May 9, 2008 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2	Certification of the Chief Financial Officer dated May 9, 2008 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated May 9, 2008 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b) (32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated May 9, 2008 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b) (32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	May 9, 2008
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	May 9, 2008
Andrew J. Norstrud	Date
Chief Financial Officer