Form 10-Q
period 2008-06-27
JAGGED PEAK, INC.
filed 2008-08-11
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 27, 2008

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

(813) 637-6900

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

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 14,652,594 shares of common stock outstanding as of August 7, 2008.

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Jagged Peak, Inc.

Financial Statements

13 and 26 Week Periods Ended June 27, 2008 (Unaudited), the

13 and 26 Week Periods Ended June 29, 2007 (Unaudited) and

December 28, 2007 (Audited)

Contents

Financial Statements

Jagged Peak, Inc.

Balance Sheets

	June 27, 2008 (Unaudited)	December 28, 2007 (Audited)
Assets
Current assets:
Cash	$139,600	$74,000
Accounts receivable, net of allowance for doubtful accounts of $130,000 at June 27, 2008 and December 28, 2007	1,282,600	2,503,400
Other receivables	120,000	122,000
Work in process, net of allowance of $30,000 at June 27, 2008 and December 28, 2007	397,400	195,900
Deferred tax asset	75,300	75,300
Other current assets	413,800	400,800

Total current assets	2,428,700	3,371,400

Property and equipment, net of accumulated depreciation of $1,781,400 and $1,683,000 at June 27, 2008 and December 28, 2007, respectively	388,200	387,400

Other assets:
EDGE application, net of accumulated amortization of $1,301,100 and $1,251,600 at June 27, 2008 and December 28, 2007, respectively	96,400	125,200
Deferred tax asset	1,332,500	1,266,100
Other assets	168,000	308,400

Total long-term assets	1,985,100	2,087,100

Total assets	$4,413,800	$5,458,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,173,600	$1,563,400
Accrued payroll and bonuses	315,000	472,500
Other accrued expenses	54,900	65,700
Revolving Note, $769,300 and $835,100 was available at June 27, 2008 and December 28, 2007, respectively		164,900
Deferred rent	25,500	25,500
Notes payable, current portion	540,000	540,000
Deferred revenue and customer deposits	678,500	602,300

Total current liabilities	2,787,500	3,434,300

Long-term liabilities:
Notes payable, net of current portion	1,145,000	1,415,000
Deferred rent, long term	80,300	94,000

Total long-term liabilities	1,225,300	1,509,000

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 27, 2008 and December 28, 2007
Common stock, $.001 par value; 70,000,000 shares authorized; 14,652,594 shares issued and outstanding at June 27, 2008 and 14,627,594 shares issued and outstanding at December 28, 2007	14,800	14,700
Additional paid-in capital	3,373,800	3,334,500
Accumulated deficit	(2,987,600)	(2,834,000)

Total stockholders’ equity	401,000	515,200

Total liabilities and stockholders’ equity	$4,413,800	$5,458,500

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
Revenue
Gross revenue	$4,507,400	$3,874,500	$9,174,200	$8,077,100
Discounts, freight and other	(645,100)	(687,300)	(1,369,900)	(1,621,900)

Net revenues	3,862,300	3,187,200	7,804,300	6,455,200

Cost of sales	2,755,700	2,433,500	5,763,900	5,016,500

Gross profit	1,106,600	753,700	2,040,400	1,438,700

Operating expenses:

General and administrative expenses	1,065,600	840,100	1,995,000	1,627,600

Operating profit (loss)	41,000	(86,400)	45,400	(188,900)

Other expenses:
Interest expense	138,700	136,500	265,400	265,900

Total other expenses	138,700	136,500	265,400	265,900

Loss before tax benefit	(97,700)	(222,900)	(220,000)	(454,800)

Provision for income tax benefit	(29,600)	(76,700)	(66,400)	(152,600)

Net loss	$(68,100)	$(146,200)	$(153,600)	$(302,200)

Weighted average number of common shares outstanding – basic & fully diluted	14,631,206	13,949,837	14,629,400	13,918,213

Net loss per share – basic & fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

26 Weeks Ended June 27, 2008 (Unaudited)

	Common Stock		Additional Paid in Capital
				Accumulated Deficit
	Shares	Amount			Total
Balance, December 28, 2007	14,627,594	$14,700	$3,334,500	$(2,834,000)	$515,200

Issuance of stock related to compensation and warrants	25,000	100	3,900		4,000

Amortization of officer, director, consultant and employee compensation			35,400		35,400

Net loss for the period				(153,600)	(153,600)

Balance, June 27, 2008	14,652,594	$14,800	$3,373,800	$(2,987,600)	$401,000

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	26 Weeks Ended
	June 27, 2008		June 29, 2007
Operating activities
Net loss		$(153,600)		$(302,200)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization		147,900		209,000
Non-cash consulting expense		4,000		3,400
Non-cash amortization of officers, director and employees compensation		35,400		31,400
Amortization related to long term debt		160,700		160,700
Loss on the disposal of assets
Adjustment to allowance for bad debt expense
Changes in:		44,600		34,900
Accounts receivable		1,176,200		(140,700)
Work-in-process		(201,500)		(234,600)
Other current assets		2,000		(123,800)
Other assets		(33,300)
Deferred tax asset and liability, net		(66,400)		(152,600)
Accounts payable		(389,800)		(61,600)
Accrued payroll		(157,500)		(35,000)
Accrued expenses		(10,800)		6,700
Deferred rent		(13,700)		(10,100)
Other liabilities		76,200		208,300

Net cash provided (used) by operating activities		620,400		(406,200)

Investing activities
Acquisition of property and equipment		(99,200)		(81,800)
Acquisition/development of software/ Edge platform		(20,700)

Cash flows used by investing activities		(119,900)		(81,800)

Financing activities
Payments on line of credit		(164,900)
Payments on notes payable		(270,000)
Issuance of common stock, net				600

Cash flows (used) provided by financing activities		(434,900)		600

Net increase (decrease) in cash		65,600		(487,400)

Cash, beginning of period		74,000		947,200

Cash, end of period		$139,600		$459,800

Supplemental disclosure of cash flow information

Cash paid during the period for taxes	$		$
Cash paid during the period for interest		$100,700		$105,200

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 and 26-Week Periods Ended June 27, 2008 and the 13 and

26-Week Periods Ended June 29, 2007

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended June 27, 2008 and June 29, 2007 both consist of 13 weeks and 26 weeks.

2. Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at June 27, 2008, (b) the results of operations for the 13 and 26 weeks ended June 27, 2008 and June 29, 2007, (c) the statement of changes in stockholders’ equity ended June 27, 2008 and (d) cash flows for the 26 weeks ended June 27, 2008 and June 29, 2007, have been made.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred until release to production are capitalized and amortized over a three-year useful life. There was no amount capitalized during the 13 week period ended June 27, 2008 and approximately $20,700 capitalized during the 26 week period ended June 27, 2008 and no amounts capitalized during the 13-week and 26 week periods ended June 29, 2007. Amortization expense related to capitalized software and charged to operations for the 13 week and 26 week period ended June 27, 2008 were approximately $27,600 and $49,500, respectively. Amortization expense related to capitalized software and charged to operations for the 13 week and 26 week period ended June 29, 2007 were approximately $61,300 and $132,600, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers’ incentive programs. These accounts total approximately $28,100 at June 27, 2008. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the statement.

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

During the 26-week period ended June 27, 2008 and June 29, 2007, sales to one customer, Nespresso USA, Inc., amounted to approximately $4,868,100 and $3,849,000, respectively, or 62% and 60% of total revenues, respectively. Accounts receivable from two customers at June 27, 2008 amounted to approximately $567,200 or approximately 40% of the balance. Accounts receivable from two customers at June 29, 2007 amounted to approximately $569,600 or approximately 41% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $130,000 is considered necessary as of June 27, 2008. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended June 27, 2008 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 26-week period ended June 27, 2008 and June 29, 2007, there was no impairment of long-lived or intangible assets.

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

Stock-Based Compensation

The Company follows SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) in accounting for its stock options issued to employees and consultants. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the income statement over the period during which an employee is required to provide service in exchange for the award.

Under FAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company uses the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2008: the historical dividend rate of 0%; the risk-free interest rate ranged between 4.12% and 4.48%, for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; and expected volatility of 175% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being forfeited prior to vesting.

There were 125,000 options granted during the 26-week period ended June 27, 2008 and no options granted during the 26-week period ended June 29, 2007. As of June 27, 2008, there was approximately $13,300 of unrecognized stock-based compensation expense related to nonvested stock options. This expense will be recognized over a weighted average period of approximately two years.

The following table represents our nonvested stock option activity for the 26-week period ended June 27, 2008:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options – December 28, 2007	102,500	$0.50

Granted	125,000	$0.18
Vested	(87,500)	$0.30
Expired or canceled	(10,000)	$0.46

Nonvested options – June 27, 2008	130,000	$0.39

There was no aggregate intrinsic value of options outstanding at June 27, 2008, based on the Company’s closing stock price of $0.20 as of the last business day of the period ended June 27, 2008, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at June 27, 2008, based on the Company’s closing stock price of $0.20 as of the last business day of the period ended June 27, 2008, which would have been received by the optionees had all options exercisable been exercised on that date. There were no options exercised during the 26-weeks ended June 27, 2008 and June 29, 2007.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 14,629,400 and 13,918,213 for the 26-week periods ended June 27, 2008 and June 29, 2007, respectively. The diluted weighted average number of shares was approximately 14,949,349 and 14,935,930 for the 26-week period ended June 27, 2008 and June 29, 2007, respectively.

Common stock equivalents for the 26-week periods ended June 27, 2008 and June 29, 2007 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended June 27, 2008 and June 29, 2007 excludes approximately 319,949 and 1,017,717 shares that could dilute earnings per share in future periods, respectively.

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 is effective for fiscal years beginning after Nov. 15, 2007. The company adopted FAS 159 effective Jan. 1, 2008, but did not elect to measure any financial instruments at fair value. Accordingly, its adoption did not have any effect on its results of operations, statement of position or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 codifies the hierarchy of generally accepted accounting principles to be used by the preparers of financial statements. The hierarchy is identical to that contained in the American Institute of Certified Public Accountants Statements on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is effective for the Company sixty days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which is expected to occur during the fourth quarter of fiscal 2008. The Company does not expect that adoption of the standard will impact its Consolidated and Combined Financial Statements.

3. Other Assets

Other assets consist of:

June 27, 2008
Capitalized debt cost	$468,700
Other – prepaid rent	20,300

489,000

Current portion classified as other current asset	(321,000)

$168,000

Other current assets consists of the current portion of capitalized debt cost and minimal account balances such as prepaid rent, prepaid insurance, refundable deposits, supply inventory and prepaid postage.

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 29, 2006	5,594,244	$0.01 - 2.50	$0.75
Warrants, Convertible Debt and options granted	150,000	$0.50	$0.50
Warrants exercised	(765,818)	$0.01	$0.01
Warrants and options cancelled or expired	(588,528)	$0.50 - 2.00	$1.03

Outstanding at December 28, 2007	4,389,898	$0.01 - 2.50	$0.84
Warrants, Convertible Debt and options granted	125,000	$0.30 - 0.50	$0.38
Warrants and options cancelled or expired	(20,000)	$0.55	$0.55

Outstanding at June 27, 2008	4,494,898	$0.01 - 2.50	$0.83

Exercisable at June 27, 2008	4,364,898	$0.01 - 2.50	$0.78
Exercisable at December 28, 2007	4,287,398	$0.01 - 2.50	$0.83

The following table summarizes information about options and warrants outstanding and exercisable as of June 27, 2008:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	334,899	2.8 years	$0.01	2.8 years	334,899	$0.01
$0.30-0.77	1,578,529	3.2 years	$0.61	2.8 years	1,488,529	$0.58
$1.00-2.50	2,581,470	1.7 years	$1.07	1.6 years	2,541,470	$1.00

As of June 27, 2008 and December 28, 2007, there were 4,364,898 and 4,287,398 options exercisable at a weighted average exercise price of $0.78 and $0.83, respectively. The weighted average fair value of options at the date of grant of the options was $0.27 and $0.27 for 2008 and 2007, respectively.

5. Related Party Transaction

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $15,000 and $23,430 during the 26-week period ended June 27, 2008 and June 29, 2007, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

6. Subsequent Event

In July of 2008, the employee stock ownership trust purchased approximately 330,000 common shares from a non-related private party for $20,000 to be contributed to the ESOP.

In July of 2008, the Company leased approximately an additional 18,000 square feet of warehouse space to support the Company’s growth. The term of the lease is one year with the option to expand the lease to a total of approximately 50,000 square feet. The lease expense for the leased space is approximately $8,000 per month, plus applicable taxes.

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-KSB for the year ended December 28, 2007.

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

For the 13-week period ended June 27, 2008 compared to the 13-week period ended June 29, 2007

Net revenues increased approximately $675,100, or 21%, to approximately $3,862,300 for the 13-week period ended June 27, 2008, as compared to approximately $3,187,200 for the 13-week period ended June 29, 2007. The increases in revenue primarily related to (i) continued growth in order / transaction volume, (ii) the continued expansion of services to existing customers and (iii) new customers resulting from marketing efforts.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $322,200, or 13%, to approximately $2,755,700 for the 13-week period ended June 27, 2008, as compared to approximately $2,433,500 for the 13-week period ended June 29, 2007. As a percentage of revenues cost of sales amounted to approximately 71% of related revenues for the 13-week period ended June 27, 2008, as compared with approximately 76% for the 13-week period ended June 29, 2007. Increase in costs of service and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increase of technology staff to accommodate new contracts, (iii) increased orders flowing through the Company’s North America distribution network (iv) improved margins as the Company capitalizes on growth and (v) improved supplier contracts with increased purchase volume. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increase and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $225,500 or 27% to approximately $1,065,600 for the 13-week period ended June 27, 2008 as compared to approximately $840,100 for the 13-week period ended June 29, 2007. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) e-commerce marketing and management, (iv) increased cost for recruitment of new employees and (v) costs related to a new investor relations program. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. Management has budgeted for significant increases in general and administrative expenses for the remainder of 2008 as the Company builds the sales organization and the infrastructure to support the expected growth.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $97,700 for the 13-week period ended June 27, 2008, compared with the loss from continuing operations before provisions for income taxes of approximately $222,900 for the 13-week period ended June 29, 2007.

The income tax benefit was approximately $29,600 for the 13-week period ended June 27, 2008 compared to an income tax benefit of approximately $76,700 for the 13-week period ended June 29, 2007. Differences between the effective tax rate used for 2008 and 2007, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 27, 2008 the Company had federal and state net operating loss carry-forwards totaling approximately $3,900,000, which begin to expire in 2021. If the Company does not begin to show taxable profits by the fourth quarter, management will begin to reserve any additional net operating loss carry-forwards.

Basic loss per share from continuing operations for the 13-week period ended June 27, 2008 was $0.00 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 13-week period ended June 29, 2007.

For the 26-week period ended June 27, 2008 compared to the 26-week period ended June 29, 2007

Net revenues increased approximately $1,349,100, or 21%, to approximately $7,804,300 for the 26-week period ended June 27, 2008, as compared to approximately $6,455,200 for the 26-week period ended June 29, 2007. The increases in revenue primarily related to (i) significant increase in order / transaction volume, and (ii) the continued expansion of services to existing customers.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $747,400, or 15%, to approximately $5,763,900 for the 26-week period ended June 27, 2008, as compared to approximately $5,016,500 for the 26-week period ended June 29, 2007. As a percentage of revenues cost of sales amounted to approximately 74% of related revenues for the 26-week period ended June 27, 2008, as compared with approximately 78% for the 26-week period ended June 29, 2007. Increase in costs of service and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increase of technology staff to accommodate new contracts, (iii) increased orders flowing through the Company’s North America distribution network (iv) improved margins as the Company capitalizes on growth and (v) improved supplier contracts with increased purchase volume. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increases and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $367,400 or 23% to approximately $1,995,000 for the 26-week period ended June 27, 2008 as compared to approximately $1,627,600 for the 26-week period ended June 29, 2007. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) e-commerce marketing and management, (iv) increased cost for recruitment of new employees and (v) costs related to a new investor relations program. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. Management has budgeted for significant increases in general and administrative expenses for the remainder of 2008 as the Company builds the sales organization.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $220,000 for the 26-week period ended June 27, 2008, compared with the loss from continuing operations before provisions for income taxes of approximately $454,800 for the 26-week period ended June 29, 2007.

The income tax benefit was approximately $66,400 for the 26-week period ended June 27, 2008 compared to an income tax benefit of approximately $152,600 for the 26-week period ended June 29, 2007. Differences between the effective tax rate used for 2008 and 2007, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 27, 2008 the Company had federal and state net operating loss carry-forwards totaling approximately $3,900,000, which begin to expire in 2021. If the Company does not begin to show taxable profits by the fourth quarter, management will begin to reserve any additional net operating loss carry-forwards.

Basic loss per share from continuing operations for the 26-week period ended June 27, 2008 was $0.01 per weighted average share, compared with basic loss of $0.02 per weighted average share for the 26-week period ended June 29, 2007.

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

During the 26-week period ended June 27, 2008 and June 29, 2007, sales to one customer, Nespresso USA, Inc., amounted to approximately $4,868,100 and $3,849,000, respectively, or 62% and 60% of total revenues, respectively. Accounts receivable from two customers at June 27, 2008 amounted to approximately $567,200 or approximately 40% of the balance. Accounts receivable from two customers at June 29, 2007 amounted to approximately $569,600 or approximately 41% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $130,000 is considered necessary as of June 27, 2008. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended June 27, 2008 by approximately $10,000. We do not accrue interest on past due receivables.

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

EBITDA

EBITDA for the 26-week period ended June 27, 2008 was approximately $193,300 compared to approximately $20,100 in the comparable period of the prior year. The increase in the EBITDA is primarily related to the increased gross margin as the Company continues to capitalize on growth. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 26-weeks ended
	June 27, 2008	June 29, 2007
Net loss as reported	$(153,600)	$(302,200)
Income tax benefit	(66,400)	(152,600)
Interest expense	265,400	265,900
Depreciation and amortization	147,900	209,000

EBITDA	$193,300	$20,100

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 27, 2008 the Company has approximately $358,800 of negative working capital and has cash and cash equivalents of approximately $139,600, compared with approximately $74,000 of cash and cash equivalents at December 28, 2007.

During the 26-week period ended June 27, 2008 cash has increased by approximately $65,600. During the 26-week period ended June 27, 2008 the change was primarily caused by (i) losses from operations, (ii) the significant decrease in the accounts receivable, (iii) non-cash expenses, including but not limited to amortization related to long term debt and depreciation and amortization, (iv) decrease in accrued salaries, (v) decrease in accounts payable, (vi) significant payments on the notes payable and the line of credit and (vii) other changes in assets and liabilities. Management expects to have positive cash flow from operations going forward, except in periods when the account receivable and work in process balances significantly increase based on revenue growth. Management has approximately $770,000 on the line of credit available at June 27, 2008 for any short term cash needs.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 is effective for fiscal years beginning after Nov. 15, 2007. The company adopted FAS 159 effective Jan. 1, 2008, but did not elect to measure any financial instruments at fair value. Accordingly, its adoption did not have any effect on its results of operations, statement of position or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 codifies the hierarchy of generally accepted accounting principles to be used by the preparers of financial statements. The hierarchy is identical to that contained in the American Institute of Certified Public Accountants Statements on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is effective for the Company sixty days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which is expected to occur during the fourth quarter of fiscal 2008. The Company does not expect that adoption of the standard will impact its Consolidated and Combined Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 27, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended June 27, 2008 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, neither we nor any of our officers or directors is involved in any litigation either as plaintiffs or defendants. As of this date, to our knowledge there is not any threatened or pending litigation against us or any of our officers or directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no unregistered sales of equity securities that have not been previously filed or included in an 8-K report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

During the 26-week period ended June 27, 2008, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Matters

None.

Item 6.	Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated August 7, 2008 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2	Certification of the Chief Financial Officer dated August 7, 2008 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated August 7, 2008 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b) (32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated August 7, 2008 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b) (32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

Dated August 7, 2008	/s/ Paul B. Demirdjian
Paul B. Demirdjian
Chief Executive Officer

Dated August 7, 2008	/s/ Andrew J. Norstrud
Andrew J. Norstrud
Chief Financial Officer