Form 10-Q
period 2008-09-26
JAGGED PEAK, INC.
filed 2008-11-10
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 26, 2008

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

The Registrant had 14,677,594 shares of common stock outstanding as of November 7, 2008.

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Jagged Peak, Inc.

Financial Statements

13 and 39 Week Periods Ended September 26, 2008 (Unaudited), the

13 and 39 Week Periods Ended September 28, 2007 (Unaudited) and

December 28, 2007 (Audited)

Contents

Financial Statements

Jagged Peak, Inc.

Balance Sheets

	September 26, 2008 (Unaudited)	December 28, 2007 (Audited)
Assets
Current assets:
Cash	$225,200	$74,000
Accounts receivable, net of allowance for doubtful accounts of $170,000 and $130,000 at September 26, 2008 and December 28, 2007	1,735,100	2,503,400
Other receivables	109,000	122,000
Work in process, net of allowance of $30,000 at September 26, 2008 and December 28, 2007	277,500	195,900
Deferred tax asset	75,300	75,300
Other current assets	407,700	400,800

Total current assets	2,829,800	3,371,400

Property and equipment, net of accumulated depreciation of $1,834,900 and $1,683,000 at September 26, 2008 and December 28, 2007, respectively	350,300	387,400

Other assets:
EDGE application, net of accumulated amortization of $1,309,600 and $1,251,600 at September 26, 2008 and December 28, 2007, respectively	87,900	125,200
Deferred tax asset	1,318,200	1,266,100
Other assets	88,900	308,400

Total long-term assets	1,845,300	2,087,100
Total assets	$4,675,100	$5,458,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,311,400	$1,563,400
Accrued payroll and bonuses	482,000	472,500
Other accrued expenses	58,400	65,700
Revolving Note, $745,000 and $835,100 was available at September 26, 2008 and December 28, 2007, respectively	0	164,900
Deferred rent	32,400	25,500
Notes payable, current portion	540,000	540,000
Deferred revenue and customer deposits	754,300	602,300

Total current liabilities	3,178,500	3,434,300

Long-term liabilities:
Notes payable, net of current portion	1,010,000	1,415,000
Deferred rent, long term	66,500	94,000

Total long-term liabilities	1,076,500	1,509,000

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 26, 2008 and December 28, 2007
Common stock, $.001 par value; 70,000,000 shares authorized; 14,677,594 shares issued and outstanding at September 26, 2008 and 14,627,594 shares issued and outstanding at December 28, 2007	14,800	14,700
Additional paid-in capital	3,383,800	3,334,500
Accumulated deficit	(2,978,500)	(2,834,000)

Total stockholders’ equity	420,100	515,200
Total liabilities and stockholders’ equity	$4,675,100	$5,458,500

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Revenue:
Gross revenue	$4,840,900	$4,097,000	$14,015,100	$12,174,100
Discounts, freight and other	(615,400)	(706,400)	(1,985,300)	(2,328,300)

Net revenues	4,225,500	3,390,600	12,029,800	9,845,800

Cost of sales	2,991,200	2,446,600	8,755,100	7,463,100

Gross profit	1,234,300	944,000	3,274,700	2,382,700

Operating expenses:

General and administrative expenses	1,081,700	914,100	3,076,700	2,541,700

Operating profit (loss)	152,600	29,900	198,000	(159,000)

Other expenses:
Interest expense	129,200	130,700	394,600	396,600

Total other expenses	129,200	130,700	394,600	396,600

Profit (loss) before tax benefit	23,400	(100,800)	(196,600)	(555,600)

Provision for income tax expense (benefit)	14,300	(30,700)	(52,100)	(183,300)

Net profit (loss)	$9,100	$(70,100)	$(144,500)	$(372,300)

Weighted average number of common shares outstanding – basic	14,659,261	14,339,053	14,639,354	14,058,493

Weighted average number of common shares outstanding – fully diluted	14,975,555	14,339,053	14,639,354	14,058,493

Net loss per share – basic & fully diluted	$0.00	$(0.00)	$(0.01)	$(0.03)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

39 Weeks Ended September 26, 2008 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total

	Shares	Amount
Balance, December 28, 2007	14,627,594	$14,700	$3,334,500	$(2,834,000)	$515,200

Issuance of stock options to a consultant			13,500		13,500

Issuance of stock	50,000	100	8,700		8,800

Amortization of stock options			27,100		27,100

Net loss for the period				(144,500)	(144,500)

Balance, September 26, 2008	14,677,594	$14,800	$3,383,800	$(2,978,500)	$420,100

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	39 Weeks Ended
	September 26, 2008		September 28, 2007
Operating activities:
Net loss		$(144,500)		$(372,300)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization		209,800		272,700
Non-cash consulting expense		8,800		3,400
Non-cash amortization of officers, director and employees compensation		40,600		44,300
Amortization related to long term debt		241,000		241,000
Adjustment to allowance for bad debt expense		84,300		70,400
Changes in:
Accounts receivable		688,600		(258,800)
Work-in-process		(81,600)		(184,100)
Other current assets		13,000		(30,700)
Other assets		(28,400)		(22,000)
Deferred tax asset and liability, net		(52,100)		(183,300)
Accounts payable		(252,000)		5,000
Accrued payroll		9,500		125,000
Accrued expenses		(11,500)		16,000
Deferred rent		(20,600)		(15,100)
Other liabilities		152,000		133,200

Net cash provided (used) by operating activities		856,900		(155,300)

Investing activities:
Acquisition of property and equipment		(114,700)		(153,900)
Acquisition/development of software/ Edge platform		(20,700)		(19,200)

Cash flows used by investing activities		(135,400)		(173,100)

Financing activities:
Payments on line of credit		(165,300)
Payments on notes payable		(405,000)
Issuance of common stock, net				600

Cash flows (used) provided by financing activities		(570,300)		600

Net increase (decrease) in cash		151,200		(327,800)

Cash, beginning of period		74,000		947,200

Cash, end of period		$225,200		$619,400

Supplemental disclosure of cash flow information

Cash paid during the period for taxes	$		$
Cash paid during the period for interest		$155,600		$157,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 and 39-Week Periods Ended September 26, 2008 and the 13 and

39-Week Periods Ended September 28, 2007

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

Jagged Peak offers its clients’ third party fulfillment services that are typically bundled with its software and sold as a turnkey “web-to-ship” solution. Jagged Peak has a network of fulfillment warehouses throughout North America that enables its clients to provide better service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost, and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended September 26, 2008 and September 28, 2007 both consist of 13 weeks and 39 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at September 26, 2008, (b) the results of operations for the 13 and 39 weeks ended September 26, 2008 and September 28, 2007, (c) the statement of changes in stockholders’ equity for the period ended September 26, 2008 and (d) cash flows for the 39 weeks ended September 26, 2008 and September 28, 2007, have been made.

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

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation on deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made, as information is available. Management believes that these estimates are reasonable and they have been discussed with the audit committee; however, actual results could differ from these estimates.

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

Software and Development Enhancements Expenses

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE product platform is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $0 and $20,700 capitalized during the 13-week and 39-week periods ended September 26, 2008, respectively, and approximately $19,200 capitalized during the 13-week and 39-week periods ended September 28, 2007. Amortization expense related to capitalized software and charged to operations for the 13-week and 39-week periods ended September 26, 2008 were approximately $8,500 and $58,000, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week and 39-week periods ended September 28, 2007 were approximately $22,000 and $154,600, respectively.

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

During the 39-week periods ended September 26, 2008 and September 28, 2007, sales to our largest customer amounted to approximately $7,565,900 and $5,896,600, respectively, or 63% and 60% of total revenues, respectively. Accounts receivable from two customers at September 26, 2008 amounted to approximately $772,000 or approximately 41% of the balance. Accounts receivable from our three largest customers at September 28, 2007 amounted to approximately $856,400 or approximately 57% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $170,000 is considered necessary as of September 26, 2008. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 26, 2008 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 39-week periods ended September 26, 2008 and September 28, 2007, management determined that there was no impairment of long-lived or intangible assets.

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

There were 125,000 options granted during the 39-week period ended September 26, 2008 and 150,000 options granted during the 39-week period ended September 28, 2007. As of September 26, 2008, there was approximately $8,100 of unrecognized stock-based compensation expense related to nonvested stock options. This expense will be recognized over a weighted average period of approximately two years.

The following table represents our nonvested stock option activity for the 39-week period ended September 26, 2008:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options – December 28, 2007	102,500	$0.50
Granted	125,000	$0.18
Vested	(127,500)	$0.38
Expired or canceled	(10,000)	$0.46

Nonvested options – September 26, 2008	90,000	$0.31

There was no aggregate intrinsic value of options outstanding at September 26, 2008, based on the Company’s closing stock price of $0.16 as of the last business day of the period ended September 26, 2008, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at September 26, 2008, based on the Company’s closing stock price of $0.16 as of the last business day of the period ended September 26, 2008, which would have been received by the optionees had all options exercisable been exercised on that date. There were no options exercised during the 39-weeks ended September 26, 2008 and September 28, 2007.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 14,639,354 and 14,058,493 for the 39-week periods ended September 26, 2008 and September 28, 2007, respectively. The diluted weighted average number of shares was approximately 14,958,084 and 14,941,422 for the 39-week periods ended September 26, 2008 and September 28, 2007, respectively.

Common stock equivalents for the 39-week periods ended September 26, 2008 and September 28, 2007 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the periods ended September 26, 2008 and September 28, 2007 excludes approximately 318,730 and 882,929 shares that could dilute earnings per share in future periods, respectively

Recently Issued Financial Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 is effective for fiscal years beginning after Nov. 15, 2007. The Company adopted FAS 159 effective Jan. 1, 2008, but did not elect to measure any financial instruments at fair value. Accordingly, its adoption did not have any effect on its balance sheets, statement of operations or statement of cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 codifies the hierarchy of generally accepted accounting principles to be used by the preparers of financial statements. The hierarchy is identical to that contained in the American Institute of Certified Public Accountants Statements on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is effective for the Company sixty days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which is expected to occur during the fourth quarter of fiscal 2008. The Company does not expect that adoption of the standard will impact its Financial Statements.

3.	Other Assets

Other assets consist of:

	September 26, 2008	December 28, 2007
Capitalized debt cost	$388,400	$629,400
Other – prepaid rent	21,500

	409,900	629,400
Current portion classified as other current asset	321,000	321,000

	$88,900	$308,400

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

The Company’s 2005 Stock Incentive Plan, as restated January 1, 2008 (“the Plan”) authorizes the Board of Directors to grant up to 5,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan authorizes the board of directors to grant shares of common stock (subject to certain statutory limits) to any employee or Consultant for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors and for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 29, 2006	5,594,244	$0.01 - 2.50	$0.75
Warrants, Convertible Debt and options granted	150,000	$0.50	$0.50
Warrants exercised	(765,818)	$0.01	$0.01
Warrants and options cancelled or expired	(588,528)	$0.50 - 2.00	$1.03

Outstanding at December 28, 2007	4,389,898	$0.01 - 2.50	$0.84
Warrants, Convertible Debt and options granted	125,000	$0.30 - 0.50	$0.38
Warrants and options cancelled or expired	(470,000)	$0.55 - 1.00	$0.98

Outstanding at September 26, 2008	4,044,898	$0.01 - 2.50	$0.81
Exercisable at September 26, 2008	3,954,898	$0.01 - 2.50	$0.76
Exercisable at December 28, 2007	4,287,398	$0.01 - 2.50	$0.83

The following table summarizes information about options and warrants outstanding and exercisable as of September 26, 2008:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	334,899	2.6 years	$0.01	2.6 years	334,899	$0.01
$0.30-0.77	1,578,529	3.0 years	$0.61	2.6 years	1,488,529	$0.58
$1.00-2.50	2,131,470	1.5 years	$1.08	1.5 years	2,131,470	$1.08

As of September 26, 2008 and December 28, 2007, there were 3,954,898 and 4,287,398 options exercisable at a weighted average exercise price of $0.76 and $0.83, respectively. The weighted average fair value of options at the date of grant of the options was $0.19 and $0.27 for 2008 and 2007, respectively.

5.	Related Party Transaction

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $24,500 and $27,400 during the 39-week periods ended September 26, 2008 and September 28, 2007, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

For the 13-week period ended September 26, 2008 compared to the 13-week period ended September 28, 2007

Net revenues increased approximately $834,900, or 25%, to approximately $4,225,500 for the 13-week period ended September 26, 2008, as compared to approximately $3,390,600 for the 13-week period ended September 28, 2007. The increases in revenue primarily related to (i) increase technology revenue from several new projects, (ii) continued growth in order / transaction volume, (iii) the continued expansion of services to existing customers, and (iv) new customers resulting from marketing efforts.

Cost of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $544,600, or 22%, to approximately $2,991,200 for the 13-week period ended September 26, 2008, as compared to approximately $2,446,600 for the 13-week period ended September 28, 2007. As a percentage of revenues, cost of sales amounted to approximately 71% of related revenues for the 13-week period ended September 26, 2008, as compared with approximately 72% for the 13-week period ended September 28, 2007. Increase in costs of service and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increase of technology staff to accommodate new contracts, (iii) increased orders flowing through the Company’s North America distribution network, (iv) improved margins as the Company capitalizes on growth, and (v) improved supplier contracts with increased purchase volume. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increase and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $167,600 or 18% to approximately $1,081,700 for the 13-week period ended September 26, 2008 as compared to approximately $914,100 for the 13-week period ended September 28, 2007. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) e-commerce marketing and management, (iv) increased cost for recruitment of new employees, and (v) costs related to a new investor relations program. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses.

The Company realized operating income before other expenses and provisions for income taxes of approximately $152,600 for the 13-week period ended September 26, 2008, compared with operating income from continuing operations before provisions for income taxes of approximately $29,900 for the 13-week period ended September 28, 2007.

The income tax was approximately $14,300 for the 13-week period ended September 26, 2008 compared to an income tax benefit of approximately $30,700 for the 13-week period ended September 28, 2007. Differences between the effective tax rate used for 2008 and 2007, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 26, 2008 the Company had federal and state net operating loss carry-forwards totaling approximately $3,500,000, which begin to expire in 2021.

Basic income per share from continuing operations for the 13-week period ended September 26, 2008 was $0.00 per weighted average share, compared with basic loss of $0.00 per weighted average share for the 13-week period ended September 28, 2007.

For the 39-week period ended September 26, 2008 compared to the 39-week period ended September 28, 2007

Net revenues increased approximately $2,184,000, or 22%, to approximately $12,029,800 for the 39-week period ended September 26, 2008, as compared to approximately $9,845,800 for the 39-week period ended September 28, 2007. The increases in revenue primarily related to (i) significant increase in order / transaction volume, and (ii) the continued expansion of services to existing customers.

Cost of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $1,292,000, or 17%, to approximately $8,755,100 for the 39-week period ended September 26, 2008, as compared to approximately $7,463,100 for the 39-week period ended September 28, 2007. As a percentage of revenues cost of sales amounted to approximately 73% of related revenues for the 39-week period ended September 26, 2008, as compared with approximately 76% for the 39-week period ended September 28, 2007. Increase in costs of service and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increase of technology staff to accommodate new contracts, (iii) increased orders flowing through the Company’s North America distribution network, (iv) improved margins as the Company capitalizes on growth, and (v) improved supplier contracts with increased purchase volume. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increases and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $535,000 or 21% to approximately $3,076,700 for the 39-week period ended September 26, 2008 as compared to approximately $2,541,700 for the 39-week period ended September 28, 2007. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) e-commerce marketing and management, (iv) increased cost for recruitment of new employees, and (v) costs related to a new investor relations program. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. Management has budgeted for significant increases in general and administrative expenses for the remainder of 2008 as the Company builds the sales organization.

The Company realized an operating profit before other expenses and provisions for income taxes of approximately $198,000 for the 39-week period ended September 26, 2008, compared with the loss from continuing operations before provisions for income taxes of approximately $159,000 for the 39-week period ended September 28, 2007.

The income tax benefit was approximately $52,100 for the 39-week period ended September 26, 2008 compared to an income tax benefit of approximately $183,300 for the 39-week period ended September 28, 2007. Differences between the effective tax rate used for 2008 and 2007, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 26, 2008 the Company had federal and state net operating loss carry-forwards totaling approximately $3,500,000, which begin to expire in 2021. If the Company does not begin to show taxable profits by the fourth quarter, management will begin to reserve any additional net operating loss carry-forwards.

Basic loss per share from continuing operations for the 39-week period ended September 26, 2008 was $0.01 per weighted average share, compared with basic loss of $0.03 per weighted average share for the 39-week period ended September 28, 2007.

Critical Accounting Policies and Estimates

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation on deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made, as information is available. Management believes that these estimates are reasonable and they have been discussed with the audit committee; however, actual results could differ from these estimates.

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

During the 39-week periods ended September 26, 2008 and September 28, 2007, sales to our largest customer amounted to approximately $7,565,900 and $5,896,600, respectively, or 63% and 60% of total revenues, respectively. Accounts receivable from two customers at September 26, 2008 amounted to approximately $772,000 or approximately 41% of the balance. Accounts receivable from our three largest customers at September 28, 2007 amounted to approximately $856,400 or approximately 57% of the balance.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, the customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $170,000 is considered necessary as of September 26, 2008. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 26, 2008 by approximately $10,000. We do not accrue interest on past due receivables.

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

EBITDA

EBITDA for the 39-week period ended September 26, 2008 was approximately $407,800 compared to approximately $113,700 in the comparable period of the prior year. The increase in the EBITDA is primarily related to the increased gross margin as the Company continues to capitalize on growth. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 39-weeks ended
	September 26, 2008	September 28, 2007
Net loss as reported	$(144,500)	$(372,300)
Income tax benefit	(52,100)	(183,300)
Interest expense	394,600	396,600
Depreciation and amortization	209,800	272,700

EBITDA	$407,800	$113,700

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 26, 2008, the Company has approximately $348,700 of negative working capital and has cash and cash equivalents of approximately $225,200, compared with approximately $74,000 of cash and cash equivalents at December 28, 2007.

During the 39-week period ended September 26, 2008, cash has increased by approximately $151,200. During the 39-week period ended September 26, 2008, the change was primarily caused by (i) losses from operations, (ii) the significant decrease in the accounts receivable, (iii) non-cash expenses, including but not limited to amortization related to long term debt and depreciation and amortization, (iv) decrease in accrued salaries, (v) decrease in accounts payable, (vi) significant payments on the notes payable and the line of credit, and (vii) other changes in assets and liabilities. Management expects to have positive cash flow from operations going forward, except in periods when the accounts receivable and work in process balances significantly increase based on revenue growth. Management had approximately $745,000 available under the line of credit at September 26, 2008 for any short term cash needs.

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

From time to time the Company may become a defendant in legal proceedings in the normal course of business. Since the Company has not established a reserve in connection with such claims or any general reserve for legal expenses or claims, any such liability would be recorded as an expense in the period incurred or estimated. This amount, even if not material to the Company’s overall financial condition, could adversely affect the Company’s results of operations in the period recorded.

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

NEW ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (FAS 159). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of FAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. FAS 159 is effective for fiscal years beginning after Nov. 15, 2007. The Company adopted FAS 159 effective Jan. 1, 2008, but did not elect to measure any financial instruments at fair value. Accordingly, its adoption did not have any effect on its balance sheets, statement of operations or statement of cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 codifies the hierarchy of generally accepted accounting principles to be used by the preparers of financial statements. The hierarchy is identical to that contained in the American Institute of Certified Public Accountants Statements on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is effective for the Company sixty days following the Securities and Exchange Commission (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles,” which is expected to occur during the fourth quarter of fiscal 2008. The Company does not expect that adoption of the standard will impact its Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 26, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended September 26, 2008 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Shareholders of the Company was held on August 28, 2008. At the meeting, the following actions were taken by the shareholders:

Paul Demirdjian, Vince Fabrizzi, Daniel Furlong, and Primrose Demirdjian were elected as Directors, to serve until the Annual Meeting in the year 2009, until their respective successors are elected and qualified or until their earlier resignation, removal from office or death. The votes cast for and withheld were as follows:

	Voted For		Withhold Authority
Paul Demirdjian	12,308,939	100%	0	0%
Vince Fabrizzi	12,308,939	100%	0	0%
Daniel Furlong	12,308,939	100%	0	0%
Primrose Demirdjian	12,308,939	100%	0	0%

The adoption of the Amended and Restated Jagged Peak, Inc. 2005 Stock Incentive Plan was ratified and approved. The voting on the approval was as follows:

For	11,671,787
Against	50,052
Abstain	5,584
Non Votes	581,515

Item 5.	Other Matters

None.

Item 6.	Exhibits

(a)	Exhibits included herewith are:

3.1	Certificate of Amendment to Articles of Incorporation

10.1	Amended and Restated Jagged Peak, Inc. 2005 Stock Incentive Plan (As Amended and Restated July 2008)

10.2	Jagged Peak, Inc. Employee Stock Ownership Plan Effective as of January 1, 2007 (As restated, January 1, 2008)

31.1

Certification of the Chief Executive Officer dated November 7, 2008

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2

Certification of the Chief Financial Officer dated November 7, 2008

(This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated November 7, 2008 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b) (32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated November 7, 2008 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b) (32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 7, 2008
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	November 7, 2008
Andrew J. Norstrud	Date
Chief Financial Officer