Form 10-K
period 2008-12-26
JAGGED PEAK, INC.
filed 2009-03-16
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 26, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-31715

Jagged Peak, Inc.

(Exact name of registrant as specified in its charter)

Nevada	91-2007478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 250, Tampa Florida	33607
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 637-6900

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the Act.   Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  YES    ☐  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year ended December 26, 2008 was $16,564,700.

Aggregate market value of the voting stock held by non-affiliates of the registrant at March 12, 2009 was $1,614,500.

There were 14,677,594 shares of the Registrant’s $.001 par value common stock outstanding as of March 16, 2009.

Jagged Peak, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 26, 2008

PART I

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Particular to the Company’s Business” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Financial Statements and related Notes thereto included elsewhere in this report.

Item 1.	Description of Business

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-business software and services company headquartered in Tampa, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company’s flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, distribution, travel and tourism and manufacturing.

Jagged Peak’s multi-channel, enterprise EDGE application provides a comprehensive, integrated platform for e-business management that supports a broad range of business and operational applications. Clients can use EDGE as an enterprise application or as an integrator and consolidator for multiple businesses, processes and applications. EDGE has built in tools to extend the application which enables clients to create complex and robust e-commerce, CRM related customer services and repair and reverse logistics solutions. The EDGE application permits users to manage order capturing, processing, tracking, fulfillment, settlement, creating, and managing dynamic catalogs, customer relation management, marketing and reporting, all in real-time application. The EDGE application is built to industry-standard best practices. The application has been integrated seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers its software with a flexible managed services transaction based pricing model.

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

In 2009, Jagged Peak will launch the EDGE Software Series, a series of web-based software applications designed specifically to assist companies with Business to Business e-Commerce Management (EDGE B2B), Consumer Commerce Management (EDGE B2C), Repair Order Management (EDGE ROM), Product Warranty Registration (EDGE PWR), Marketing Materials Management (EDGE M3), and Digital Asset Management (EDGE DAM). These ready-to-deploy, “in the box” applications will provide clients with cost-effective solutions that can be used in conjunction with Jagged Peak’s fulfillment and reverse logistics services.

In addition to application software and demand execution, Jagged Peak also focuses on e-marketing and e-channel management to provide a holistic e-commerce solution for its clients. The Company’s approach to e-marketing is to build marketing programs and systems that elevate client’s sites to be viewed by leading search engines as “authorities” within a particular product niche or keyword search term. Our services help companies excel in online retailing through the management, development, and optimization of e-commerce stores. Jagged Peak’s e-marketing Services achieve superior results by utilizing a mix of traditional and emerging strategies and industry best practices. The Company’s e-channel management services help protect clients’ online pricing and intellectual property policies by utilizing an automated system and business process to identify, notify and potentially enforce violations. Jagged Peak’s holistic approach to e-commerce provides its clients with assurance that their e-business is performing at its highest level.

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

INDUSTRY OVERVIEW

Despite the recession, U.S. online retail sales are projected to rise 11% in 2009 to $156 billion according to Forrester Research, an independent research company which analyzes online trends and statistics. Online sales are expected to make up 7% of overall retail revenue in 2009, compared with 6% last year.

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

COMPETITIVE ADVANTAGES

The Company provides a suite of services to help businesses worldwide grow their revenues and avoid the costs and risks associated with running a global technology operation in-house. The Company provides vertically integrated e-business solutions that include e-commerce, order management, CRM, digital and physical product fulfillment, e-mail marketing, business process automation and strategic marketing services. At the core of these services is the Company’s proprietary EDGE software. The EDGE application provides a complete multi-channel, multi-distribution center, multi-enterprise, highly functional software solution that can be deployed in minimal time, requires a lower upfront purchase cost or activation fee, and is easy to use and maintain. As a result, Jagged Peak believes it is able to deliver a complete enterprise commerce management software solution faster and at a lower cost than the competition. Jagged Peak offers its clients an end-to-end web based order management software solution that has a compelling return-on-investment proposition that is the result of an attractive and flexible transaction-based pricing model coupled with reduced implementation requirements. The Company believes its EDGE application maintains additional advantages relative to the competition such as complete web-native architecture, platform or vendor independence, highly scalable solution, role-based hierarchical security, real-time order visibility and ease of use. We believe that we are uniquely positioned to assist our clients accelerate and manage their growth.

Jagged Peak’s web to fulfillment services is what makes the Company unique. Orders captured through the order portal may be processed directly through the EDGE application (no FTP process) and transmitted to Jagged Peak’s warehouse management system in real time for order processing. Transaction data contains all necessary information and instructions to facilitate a fully “executable” order. This “frictionless” processing environment ensures prompt and accurate order fulfillment and data integrity. Order status, inventory activity and carrier shipping manifest data will be automatically uploaded from Jagged Peak’s Warehouse and Transportation management systems to EDGE. Clients may view and download activity information from the EDGE user interface in Excel format.

GROWTH STRATEGY

The Company’s growth strategy includes:

•

Increasing Market Share—Jagged Peak believes that it can leverage its success with existing clients to obtain new clients. The Company has a proven ability to add new client relationships by utilizing its scalable business model to increase its client base while maintaining its ability to provide a high quality software product.

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

•

Developing Brand Recognition—The Company must continue to incur expenses to develop the brand of “Jagged Peak” and “EDGE”. The Company intends to leverage the Company’s broader set of capabilities with the goal of capturing business opportunities, which would not normally be available to smaller companies.

•

Expanding EDGE Application Offerings—Jagged Peak has a proven ability to identify and develop new applications for its EDGE product offering to meet the needs of the marketplace. The Company plans to continue to diversify its EDGE software platform by adding capabilities such as demand forecasting, marketing data mining, analytical tools and communications, as well as multi-vendor selection and permissions for purchasing and procurement.

•

Expanding the Sales Force and Investment in Marketing—Jagged Peak has achieved an impressive customer base without the efforts of a large dedicated sales force. Client referrals and prior client relationships have fueled the growth of the Company to date. Management believes, however, in order to fully capitalize on the market opportunity, a direct sales force and marketing organization needs to be established and complimented with focused channel partners. The Company began to recruit direct salespeople with enterprise software sales experience and long-standing relationships in various targeted vertical markets in 2007. The Company has not recognized a significant benefit from those efforts; however it will continue its efforts to build an impactful sales and marketing organization.

•

Future Software Product Development—The EDGE application was first released in January of 2000 and has been under continual development. Significant functionality has been added over the years and the current product is highly functional and robust, yet easy to use and rapidly deployed. Features have been added based on real world demand from clients. The Company plans to continuously invest in and enhance the EDGE product.

•

Mergers and Acquisitions—Jagged Peak has a strong management team with extensive experience in mergers and acquisitions. The Company is looking for strategic acquisitions that will expand Jagged Peak’s web-based technology services and its clientele.

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

Custom Software Development

Jagged Peak offers proficiency and demonstrated capability in all aspects of custom software development, which typically is integrated into our EDGE application. We can confidently provide consulting, analysis, design and architecture, computer programming and development, installation and long term technical support.

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

E-marketing Services

Jagged Peak utilizes a mix of traditional and emerging strategies and techniques to elevate our client’s sites to be viewed by leading search engines as “authorities” within a particular product niche so as to build high quality, sustainable traffic. The Company’s team of industry experts determines the most advantageous strategy to enhance websites’ overall optimality.

Hosting and Managed Services (ASP)

Jagged Peak’s hosting and managed services (ASP) transaction pricing model provides a strong recurring revenue stream for the Company as it builds its customer base. Managed services contracts are typically three years in length with minimum transaction volumes guaranteed. The managed services model provides a lower initial cost, a turnkey outsourced solution with a very rapid path to deployment, which requires less of our clients’ internal resources.

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

A significant portion of the Company’s revenue comes from a few customers. (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Critical Accounting Policies, Concentration of Risk.)

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

PERSONNEL

At December 26, 2008, the Company had approximately 107 full time employees. At this time, none of the Company’s employees are covered by a collective bargaining agreement. The Company recognizes the employees as one of its most valuable asset and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of our clients.

RISK MANAGEMENT

The Company maintains general liability, errors and omissions, property, property of others and workers’ compensation insurance. The Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

CORPORATE INFORMATION

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. In July 2005, Jagged Peak, Inc. merged with a subsidiary of Absolute Glass Inc., which was incorporated in Nevada in November of 1999. Absolute Glass, Inc. subsequently amended its articles of incorporation and changed its name to Jagged Peak Inc. (the “Company”). The Company’s principal executive offices are located at 3000 Bayport Drive, Tampa, Florida 33607. The telephone number is (813) 637-6900 and the Internet website address is www.JaggedPeak.com.

Item 1A.	Risks Particular to the Company’s Business

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

RECENT GLOBAL ECONOMIC TRENDS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily, though limiting our access to credit, our ability to refinance the Laurus Secured Convertible note and disrupting our customers’ business, which is heavily dependent on retail and e-commerce transactions. Although we currently believe that we will be able to obtain the necessary financing during 2009, there is no assurance that these institutions will be able to loan us the necessary capital, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States economy or other national economies important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

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

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE

Jagged Peak had losses before tax benefit of approximately $260,700 for the fiscal year ended December 26, 2008, and losses before tax benefit of approximately $518,600 for the fiscal year ended December 28, 2007, and there can be no assurance that the Company will not incur additional losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

WE ARE DEPENDENT ON A SMALL NUMBER OF CLIENTS FOR A LARGE PORTION OF OUR SALES AND A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE WOULD CAUSE OUR REVENUE TO DECLINE

Sales to one of our clients, Nespresso USA, a division of Nestle, accounted for approximately 65% of our revenue in 2008, an increase of approximately 6% since 2007. Contracts with our clients are generally two to three years in length. If any one of these key contracts is not renewed or otherwise terminates, particularly this contract, or if revenues from this or other key clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to obtain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and at the same time develop new client relationships.

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

INTERNET-RELATED STOCK PRICES ARE ESPECIALLY VOLATILE AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE OR CAUSE IT TO FLUCTUATE SIGNIFICANTLY

The stock market and the trading prices of Internet-related companies in particular, have been notably volatile. This volatility is likely to continue in the short-term and is not necessarily related to the operating performance of affected companies. This broad market and industry volatility could significantly reduce the price of our common stock at any time, without regard to our operating performance.

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

The Company’s executive offices are located in 12,000 square feet of leased office space located at 3000 Bayport Drive, Tampa, Florida 33607. Monthly rent expense is approximately $20,000 per month under a lease that expires January of 2011. In addition, the Company leases approximately 90,000 square feet of warehouse space at 118 18th Street South, St. Petersburg, Florida. The monthly rent expense is approximately $30,000 per month under a lease that expires May 2011. The Company recently expanded the leased warehouse space into the adjacent building. The space is approximately 17,000 square feet and the monthly rent expense is approximately $8,000 per month, which ends in August of 2009.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of 1 year as of December 26, 2008:

Year Ending	Minimum Rental Payments
2009		$580,400
2010		$602,800
2011		$132,200
2012	$

Total		$1,315,400

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

The Company’s common stock is traded on the OTC under the symbol “JGPK.” The table below sets forth the high and low bid prices for the Company’s common stock for the quarters within 2007 and 2008. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period			High	Low
December 30, 2006	-	March 30, 2007	$0.65	$0.16
March 31, 2007	-	June 29, 2007	$0.40	$0.17
June 30, 2007	-	September 28, 2007	$0.60	$0.20
September 29, 2007	-	December 28, 2007	$0.30	$0.12
December 29, 2007	-	March 28, 2008	$0.40	$0.14
March 29, 2008	-	June 27, 2008	$0.40	$0.16
June 28, 2008	-	September 26, 2008	$0.20	$0.12
September 27, 2008	-	December 26, 2008	$0.17	$0.12

The Company has approximately 80 stockholders of record. The Company has never paid cash dividends on the Company’s common stock. The Company intends to keep future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6.	Selected Financial Data

N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-business software and services company headquartered in Tampa, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company’s flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, distribution, travel and tourism and manufacturing.

Jagged Peak’s multi-channel, enterprise EDGE application provides a comprehensive, integrated platform for e-business management that supports a broad range of business and operational applications. Clients can use EDGE as an enterprise application or as an integrator and consolidator for multiple businesses, processes and applications. EDGE has built in tools to extend the application which enables clients to create complex and robust e-commerce, CRM related customer services and repair and reverse logistics solutions. The EDGE application permits users to manage order capturing, processing, tracking, fulfillment, settlement, creating, and managing dynamic catalogs, customer relation management, marketing and reporting, all in real-time application. The EDGE application is built to industry-standard best practices. The application has been integrated seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers its software with a flexible managed services transaction based pricing model.

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

In 2009, Jagged Peak will launch the EDGE Software Series, a series of web-based software applications designed specifically to assist companies with Business to Business e-Commerce Management (EDGE B2B), Consumer Commerce Management (EDGE B2C), Repair Order Management (EDGE ROM), Product Warranty Registration (EDGE PWR), Marketing Materials Management (EDGE M3), and Digital Asset Management (EDGE DAM). These ready-to-deploy, “in the box” applications will provide clients with cost-effective solutions that can be used in conjunction with Jagged Peak’s fulfillment and revserse logistics services.

In addition to application software and demand execution, Jagged Peak also focuses on e-marketing and e-channel management to provide a holistic e-commerce solution for its clients. The Company’s approach to e-marketing is to build marketing programs and systems that elevate client’s sites to be viewed by leading search engines as “authorities” within a particular product niche or keyword search term. Our services help companies excel in online retailing through the management, development, and optimization of e-commerce stores. Jagged Peak’s e-marketing Services achieve superior results by utilizing a mix of traditional and emerging strategies and industry best practices. The Company’s e-channel management services help protect clients’ online pricing and intellectual property policies by utilizing an automated system and business process to identify, notify and potentially enforce violations. Jagged Peak’s holistic approach to e-commerce provides its clients with assurance that their e-business is performing at its highest level.

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see the section of this Item 1A entitled “Risks Particular to the Company’s Business.”

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended December 26, 2008 and December 28, 2007 consisted of 52 weeks.

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

Sales to a single customer amounted to approximately $10,762,800 or approximately 65% of total revenue and amounted to approximately $8,560,000 or approximately 59% of total revenues during the 52-week periods ended December 26, 2008 and December 28, 2007, respectively. Accounts receivable from this customer was approximately $801,600 or approximately 37% of total accounts receivable and approximately $1,099,200 or approximately 42% of total accounts receivable at December 26, 2008 and December 28, 2007, respectively. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at December 26, 2008 and at December 28, 2007 was approximately $250,000. There was one additional accounts receivable from a customer, which was approximately $314,300 or approximately 15% of total accounts receivable at December 26, 2008.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $230,000 and $130,000 is considered necessary as of December 26, 2008 and December 28, 2007, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 26, 2008 by approximately $8,000. We do not accrue interest on past due receivables.

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

RESULTS OF OPERATIONS

For the 52-week period ended December 26, 2008 compared to the 52-week period ended December 28, 2007.

The following table summarizes selected financial data of the Company:

	2008	2007	Change	Percent
Net revenue	$16,564,700	$14,416,600	$2,148,100	15%

Cost of revenue	11,949,400	10,888,700	1,060,700	10%

Gross profit	4,615,300	3,527,900	1,087,400	31%

Selling, general and administrative expenses	4,360,000	3,519,600	840,400	24%

Income from operations	$255,300	$8,300	$247,000	30%

The following table sets forth the Company’s capitalization as of December 26, 2008. The table should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Form 10-K filing.

Total current liabilities	$4,161,300
Long-term liabilities	57,200
Stockholders’ equity:
Common stock; $.001 par value; 70,000,000 shares authorized; 14,677,594 shares issued and outstanding at December 26, 2008	14,800
Additional paid-in capital	3,388,400
Accumulated deficit	(3,028,800)

Total stockholders’ equity	$374,400

For the 52-week period ended December 26, 2008 compared to the 52-week period ended December 28, 2007.

Net revenues increased approximately $2,148,100 or 15%, to approximately $16,564,700 for the 52-week period ended December 26, 2008, as compared to approximately $14,416,600 for the 52-week period ended December 28, 2007. The increases in revenue primarily related to (i) the continued expansion of services to existing customers, (ii) customer growth, and (iii) the new customers resulting from marketing efforts.

Costs of sales, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $1,060,700 or 10%, to approximately $11,949,400 for the 52-week period ended December 26, 2008, as compared to approximately $10,888,700 for the 52-week period ended December 28, 2007. As a percentage of revenues cost of sales amounted to approximately 72% of related revenues for the 52-week period ended December 26, 2008, as compared with approximately 76% for the 52-week period ended December 28, 2007. Increased costs of sales and decreases as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increase of technology staff to accommodate new contracts, (iii) increased orders flowing through the Company’s North America distribution network, (iv) improved margins as the Company capitalizes on growth, and (v) improved supplier contracts with increased purchase volume. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of sales to revenue to decrease as sales increase and we are able to capitalize on the additional capacity.

General and administrative expense increased by approximately $840,400 or 24% to approximately $4,360,000 for the 52-week period ended December 26, 2008 as compared to approximately $3,519,600 for the 52-week period ended December 28, 2007. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, (iii) e-commerce marketing and management, (iv) increased cost for recruitment of new employees, and (v) costs related to a new investor relations program. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $260,700 for the 52-week period ended December 26, 2008, compared with the loss from continuing operations before provisions for income taxes of approximately $518,600 for the 52-week period ended December 28, 2007.

The income tax benefit was approximately $65,900 for the 52-week period ended December 26, 2008 compared to an income tax benefit of approximately $158,600 for the 52-week period ended December 28, 2007. Differences between the effective tax rate used for 2008 and 2007, as compared to the U.S. Federal and State statutory rate, are primarily due to permanent differences. As of December 26, 2008, the Company had federal and state net operating loss carry-forwards totaling approximately $3,800,000, which begin to expire in 2021. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic loss per share from continuing operations for the 52-week period ended December 26, 2008 was $0.01 per weighted average share, compared with basic loss of $0.03 per weighted average share for the 52-week period ended December 28, 2007. This was based on 14,648,914 and 14,200,768 weighted average number common shares outstanding for the 52-week period ended December 26, 2008 and December 28, 2007, respectively.

EBITDA

EBITDA for the 52-week period ended December 26, 2008 was approximately $524,500 compared to approximately $337,300 in the comparable period of the prior year. The increase in the EBITDA directly relates to (i) increased gross margin in 2008 and (ii) increased revenue in 2008. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the period ended
	December 26, 2008	December 28, 2007
Net loss as reported	$(194,800)	$(360,000)
Income tax benefit	(65,900)	(158,600)
Interest expense	516,000	526,900
Depreciation and amortization	269,200	329,000

EBITDA	$524,500	$337,300

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

Liquidity and Capital Resources

As of December 26, 2008, the Company has approximately $1,113,900 of negative working capital compared to approximately $62,900 of negative working capital at December 28, 2007. As of December 26, 2008, the Company has cash of approximately $126,500 compared with approximately $74,000 of cash at December 28, 2007. The significant decrease in working capital is primarily the result of the increase in the short term portion of the long-term debt, since the debt is scheduled to be repaid in December of 2009.

During the 52-week period ended December 26, 2008 cash increased by approximately $52,500. During the 52-week period ended December 26, 2008 there were losses from operations, which included non-cash expenses of (i) approximately $269,200 related to depreciation and amortization, (ii) approximately $321,400 related to the amortization of debt cost, and (iii) approximately $31,700 related to stock based employee compensation. In addition there was approximately $163,400 used by investing activities for the purchase of fixed assets and the development of software, approximately $460,800 was provided by operations for the decrease in account receivables and work in process, approximately $9,600 was provided by operations for the increase in accounts payable and accrued salaries and approximately $704,900 was used by financing activities to reduce the total outstanding debt.

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

Laurus also provides the Company a Secured Revolving Note (the “Revolving Note”) in the amount of one million dollars ($1,000,000). The loan is secured by the Company’s account receivables and is advanced at a rate of 90% of eligible receivables. The interest rate of the Revolving Note is two percent (2%) above prime with a floor of ten percent (10%) and is paid on a monthly basis. The term of the Revolving Note is three years and terminates in December 2009. There was approximately $1,415,000 outstanding as of December 26, 2008 on the Convertible Note and approximately $1,000,000 was available for advancement on the Revolving Note.

Management expects that positive cash flow from operations will allow the Company to continue to make payments to Laurus according to the terms of the loan agreement. Management expects to obtain additional financing to make the final balloon payment of $920,000, due in December of 2009. Based on the cash flow from operations and the Company’s past history, management believes they will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or “SFAS No. 161.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company does not expect SFAS No. 161 to have a material impact on its results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Jagged Peak, Inc.

For the Fiscal Years Ended December 26, 2008 and December 28, 2007

Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Jagged Peak, Inc.

We have audited the accompanying balance sheet of Jagged Peak, Inc. as of December 26, 2008, and the related statements of operations, changes in stockholders’ equity, and cash flows for the 52-week period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. as of December 26, 2008, and the results of its operations and its cash flows for the 52-week period ended December 26, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Gregory, Sharer & Stuart, P.A.
Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida
March 13, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors

Jagged Peak, Inc.

Clearwater, Florida

We have audited the accompanying balance sheet of Jagged Peak, Inc. as of December 28, 2007, and the related statements of operations, changes in stockholders’ equity, and cash flows for the 52-week period then ended. These financial statements are the responsibility of the management of Jagged Peak, Inc. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. as of December 28, 2007 and the results of its operations and its cash flows for the 52-week period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pender Newkirk & Company LLP
Pender Newkirk & Company LLP
Certified Public Accountants
Tampa, Florida
March 21, 2008

Jagged Peak, Inc.

Balance Sheets

	December 26, 2008	December 28, 2007
Assets
Current assets:
Cash	$126,500	$74,000
Accounts receivable, net of allowance for doubtful accounts of $230,000 and $130,000 at December 26, 2008 and December 28, 2007, respectively	1,923,800	2,503,400
Other receivables	135,000	122,000
Work in process, net of allowance of $30,000 at December 26, 2008 and December 28, 2007	149,700	195,900
Deferred tax asset	268,600	75,300
Other current assets	443,800	400,800

Total current assets	3,047,400	3,371,400

Property and equipment, net of accumulated depreciation of $1,885,700 and $1,683,000 at December 26, 2008 and December 28, 2007, respectively	327,400	387,400

Other assets:
EDGE application, net of accumulated amortization of $1,318,100 and $1,251,600 at December 26, 2008 and December 28, 2007, respectively	79,400	125,200
Deferred tax asset	1,138,700	1,266,100
Other assets	0	308,400

Total long-term assets	1,545,500	2,087,100

Total assets	$4,592,900	$5,458,500

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,641,500	$1,563,400
Accrued payroll and bonuses	407,800	472,500
Other accrued expenses	61,900	65,700
Revolving Note, $1,000,000 available at December 26, 2008	0	164,900
Deferred rent	34,900	25,500
Notes payable, current portion	1,415,000	540,000
Deferred revenue and customer deposits	600,200	602,300

Total current liabilities	4,161,300	3,434,300

Long-term liabilities:
Notes payable, net of current portion	0	1,415,000
Deferred rent, long term	57,200	94,000

Total long-term liabilities	57,200	1,509,000

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 26, 2008 and December 28, 2007
Common stock, $.001 par value; 70,000,000 shares authorized; 14,677,594 shares issued and outstanding at December 26, 2008, 14,627,594 shares issued and outstanding at December 28, 2007	14,800	14,700
Additional paid-in capital	3,388,400	3,334,500
Accumulated deficit	(3,028,800)	(2,834,000)

Total stockholders’ equity	374,400	515,200

Total liabilities and stockholders’ equity	$4,592,900	$5,458,500

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations

52-Week Period Ended

	12/26/2008	12/28/2007
Revenue	$16,564,700	$14,416,600

Cost of revenue	11,949,400	10,888,700

Gross profit	4,615,300	3,527,900

Selling, general and administrative expenses	4,360,000	3,519,600

Income from operations	$255,300	$8,300

Interest expense	(516,000)	(526,900)

Loss before income taxes	$(260,700)	$(518,600)

Provision for income tax benefit	(65,900)	(158,600)

Net loss	$(194,800)	$(360,000)

Net loss per common share	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	14,648,914	14,200,768

Diluted loss per common share	$(0.01)	$(0.03)

Weighted average number of common shares and common equivalent shares outstanding	14,648,914	14,200,768

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Changes in Stockholders’ Equity

52-Week Period Ended December 26, 2008 and December 28, 2007

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 29, 2006	13,869,297	$13,850	$3,274,150	$(2,474,000)	$814,000

Issuance of stock related to services or exercise of warrants	758,297	850	3,150		4,000

Amortization of officer, director and employee compensation			57,200		57,200

Net loss for the period				(360,000)	(360,000)

Balance, December 28, 2007	14,627,594	$14,700	$3,334,500	$(2,834,000)	$515,200

Issuance of stock options to a consultant			13,500		13,500

Issuance of stock related to services or exercise of warrants	50,000	100	8,700		8,800

Amortization of officer, director and employee compensation			31,700		31,700

Net loss for the period				(194,800)	(194,800)

Balance, December 26, 2008	14,677,594	$14,800	$3,388,400	$(3,028,800)	$374,400

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows

52-Week Period Ended

	12/26/2008	12/28/2007
Operating activities
Net loss	$(194,800)	$(360,000)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	269,200	329,000
Non-cash consulting expense	22,300	3,400
Amortization of warrants related to debt	321,400	321,400
Amortization of officers, director and employee compensation	31,700	57,200
Bad debt expense	165,000	80,600
Changes in:
Accounts receivable	414,600	(1,391,900)
Work-in-process	46,200	(172,200)
Other receivables	(13,000)	(72,000)
Deferred tax asset	(65,900)	(158,600)
Other assets	(56,000)	(3,200)
Accounts payable and accrued expenses	9,600	634,800
Deferred rent	(27,400)	(20,200)
Deferred revenue and customer deposits	(2,100)	55,500

Net cash provided by (used in) operating activities	920,800	(696,200)

Investing activities
Acquisition of property and equipment	(142,700)	(216,100)
Acquisition/development of software - EDGE platform	(20,700)	(81,400)

Net cash used by investing activities	(163,400)	(297,500)

Financing activities
Proceeds from the issuance of stock	0	600
Proceeds and (payments), net from revolving note	(164,900)	164,900
Payments on notes payable and bank notes	(540,000)	(45,000)

Net cash (used in) provided by financing activities	(704,900)	120,500

Net increase (decrease) in cash	52,500	(873,200)

Cash, beginning of period	74,000	947,200

Cash, end of period	$126,500	$74,000

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest	$195,600	$205,500

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to Audited Financial Statements

52-Week Period Ended December 26, 2008 and December 28, 2007

1.	General Background Information

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-business software and services company headquartered in Tampa, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company’s flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, distribution, travel and tourism and manufacturing.

Jagged Peak’s multi-channel, enterprise EDGE application provides a comprehensive, integrated platform for e-business management that supports a broad range of business and operational applications. Clients can use EDGE as an enterprise application or as an integrator and consolidator for multiple businesses, processes and applications. EDGE has built in tools to extend the application which enables clients to create complex and robust e-commerce, CRM related customer services and repair and reverse logistics solutions. The EDGE application permits users to manage order capturing, processing, tracking, fulfillment, settlement, creating, and managing dynamic catalogs, customer relation management, marketing and reporting, all in real-time application. The EDGE application is built to industry-standard best practices. The application has been integrated seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers its software with a flexible managed services transaction based pricing model.

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

In 2009, Jagged Peak will launch the EDGE Software Series, a series of web-based software applications designed specifically to assist companies with Business to Business e-Commerce Management (EDGE B2B), Consumer Commerce Management (EDGE B2C), Repair Order Management (EDGE ROM), Product Warranty Registration (EDGE PWR), Marketing Materials Management (EDGE M3), and Digital Asset Management (EDGE DAM). These ready-to-deploy, “in the box” applications will provide clients with cost-effective solutions that can be used in conjunction with Jagged Peak’s fulfillment and reverse logistics services.

In addition to application software and demand execution, Jagged Peak also focuses on e-marketing and e-channel management to provide a holistic e-commerce solution for its clients. The Company’s approach to e-marketing is to build marketing programs and systems that elevate client’s sites to be viewed by leading search engines as “authorities” within a particular product niche or keyword search term. Our services help companies excel in online retailing through the management, development, and optimization of e-commerce stores. Jagged Peak’s e-marketing Services achieve superior results by utilizing a mix of traditional and emerging strategies and industry best practices. The Company’s e-channel management services help protect clients’ online pricing and intellectual property policies by utilizing an automated system and business process to identify, notify and potentially enforce violations. Jagged Peak’s holistic approach to e-commerce provides its clients with assurance that their e-business is performing at its highest level.

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see Item 1A of the 10K entitled “Risks Particular to the Company’s Business.”

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the period ended December 26, 2008 and the period ended December 28, 2007 consists of 52 weeks.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE application is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $20,700 capitalized during the 52-week period ended December 26, 2008 and there was approximately $81,400 capitalized during the 52-week period ended December 28, 2007. Amortization expenses related to capitalized software and charged to operations for the 52-week period ended December 26, 2008 and December 28, 2007 were approximately $66,500 and approximately $176,500, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers’ incentive programs. There were no funds held on behalf of customers and $33,800 at December 26, 2008 and December 28, 2007, respectively. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the balance sheet.

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

Sales to a single customer amounted to approximately $10,762,800 or approximately 65% of total revenue and amounted to approximately $8,560,000 or approximately 59% of total revenues during the 52-week periods ended December 26, 2008 and December 28, 2007, respectively. Accounts receivable from this customer was approximately $801,600 or approximately 37% of total accounts receivable and approximately $1,099,200 or approximately 42% of total accounts receivable at December 26, 2008 and December 28, 2007, respectively. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at December 26, 2008 and at December 28, 2007 was approximately $250,000. There was one additional accounts receivable from a customer, which was approximately $314,300 or approximately 15% of total accounts receivable at December 26, 2008.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $230,000 and $130,000 is considered necessary as of December 26, 2008 and December 28, 2007, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 26, 2008 by approximately $8,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 52-week period ended December 26, 2008 and December 28, 2007, there was no impairment of intangible assets.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Equipment held under capital leases are stated at the present value of the minimum lease payments and amortized on a straight-line basis over the estimated useful life of the asset.

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

As a result of adopting SFAS 123(R), our loss before income taxes and net earnings for the year ended December 26, 2008 and December 28, 2007 were approximately $45,200 and $57,200, respectively higher than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. There was no impact on cash flows from operating or financing activities or effect on the income tax benefit.

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

The value of each grant under FAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2008: the historical dividend rate of 0%; the risk-free interest rate of approximately 4% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; an expected volatility of 175% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being exercised prior to expiration or termination.

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

As of December 26, 2008, there was no unrecognized stock-based compensation expense related to nonvested stock options.

During 2008 and 2007, there was $0 of cash received from the exercise of stock options.

The following table represents our nonvested stock option activity for the years ended December 26, 2008 and December 28, 2007:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 29, 2006	295,000	$0.43

Granted	150,000	$0.27
Vested	(112,500)	$0.50
Forfeited	(230,000)	$0.26

Nonvested options - December 28, 2007	102,500	$0.50

Granted	125,000	$0.18
Vested	(172,500)	$0.36
Forfeited	(5,000)	$0.46

Nonvested options - December 26, 2008	50,000	$0.19

There was no aggregate intrinsic value of options outstanding at December 26, 2008, based on the Company’s closing stock price of $0.14 as of the last business day of the period ended December 26, 2008, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at December 26, 2008, based on the Company’s closing stock price of $0.14 as of the last business day of the period ended December 26, 2008, which would have been received by the optionees had all options exercisable been exercised on that date.

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

There were no options exercised during the years ended December 26, 2008 and December 28, 2007.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was 14,648,914 and 14,200,768 for the 52-week period ended December 26, 2008 and December 28, 2007. The diluted weighted average number of shares was 14,966,105 and 14,942,703 for the 52-week period ended December 26, 2008 and December 28, 2007, respectively.

Common stock equivalents for the 52-week period ended December 26, 2008 and December 28, 2007 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended December 26, 2008 and December 28, 2007 excludes approximately 317,191 shares and 741,935 shares that could dilute earnings per share in future periods, respectively.

Recently Issued Financial Accounting Standards

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” or “SFAS No. 161.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company does not expect SFAS No. 161 to have a material impact on its results of operations or financial condition.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Property and Equipment

Property and equipment consist of:

	December 26, 2008	December 28, 2007
Furniture and equipment	$201,900	$197,800
Computer equipment and software	1,289,200	1,189,700
Warehouse equipment	617,500	602,300
Leasehold improvements	104,500	80,600

Total property and equipment	2,213,100	2,070,400
Less accumulated depreciation	1,885,700	1,683,000

	$327,400	$387,400

Depreciation expense for the 52-week periods ended December 26, 2008 and December 28, 2007 was approximately $202,700 and $152,500 respectively.

4.	Other Assets

Other assets consist of:

	December 26, 2008	December 28, 2007
Capitalized debt cost	$308,400	629,400

	308,400	629,400

Current portion classified as other current asset	308,400	321,000

	$0	$308,400

5.	Notes Payable and Secured Revolving Note

Notes payable consist of:

	December 26, 2008	December 28, 2007
Laurus Bank Note payable; interest at prime plus 2.0% (interest at December 26, 2008 was at the floor rate of 10%); interest only payments due monthly with the principal payments of $45,000 per month beginning in December 2007, for two years, and the remaining balance due in December 2009; collateralized by all the business assets and personal guarantees by a certain stockholder.	$1,415,000	$1,955,000

	1,415,000	1,955,000
Less current portion	1,415,000	540,000

Long-term portion of notes payable	$0	$1,415,000

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

The Company expects that positive cash flow from operations will allow the Company to continue to make payments to Laurus according to the terms of the loan agreement. The Company expects to obtain additional financing to make the final balloon payment of $920,000, due in December of 2009. Based on the cash flow from operations and the Company’s past history, management believes they will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock.

The Company has an unsecured stand-by letter of credit to serve as a deposit on a property that the Company leases for $50,000.

The following is a schedule by year of future minimum principle payments required under the terms of the above notes payable as of December 26, 2008:

Year Ending December
2009	$1,415,000

Total	$1,415,000

6.	Lease Commitments and Contingent Liabilities

The Company leases its facilities and certain equipment under operating leases with various terms. The following is a schedule, by year, of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 26, 2008:

Year Ending December
2009	$596,500
2010	618,900
2011	148,300
2012	10,800

Total	$1,374,500

Rent expense amounted to approximately $683,600 and $514,700 for the 52-week period ended December 26, 2008 and December 28, 2007, respectively.

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

7.	Income Taxes

The Income tax benefit is as follows:

	Period Ended
	December 26, 2008	December 28, 2007
Deferred benefit
Federal	$59,500	$143,200
State	6,400	15,400

Benefit for income taxes	$65,900	$158,600

Income taxes are based on the estimation of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Period Ended
	December 26, 2008	December 28, 2007
Tax benefit at U.S. statutory rate	$(88,600)	$(176,300)
State income tax benefit, net of federal benefit	(6,400)	(15,400)
Effect of general non-deductible expenses	17,200	15,600
Effect of amortization of employee stock option compensation	11,900	17,500

	$(65,900)	$(158,600)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 26, 2008 and December 28, 2007 are as follows:

	December 26, 2008	December 28, 2007
Current deferred tax assets:
Allowance for doubtful accounts	$86,500	$48,900
Work-in-process reserve	11,300	11,300
Net operating loss carryforward	142,600
Other	28,200	15,100

Total current deferred tax assets	268,600	75,300

Long-term deferred tax assets (liability):
Net operating loss carryforward	1,195,300	1,326,100
Depreciation, amortization variance and other	(56,600)	(60,000)

Total long-term deferred tax assets (liabilities)	1,138,700	1,266,100

Net deferred tax asset	$1,407,300	$1,341,400

Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

As of December 26, 2008 and December 28, 2007 the Company had federal and state net operating loss carry-forwards totaling approximately $3,800,000 and $3,550,000, respectively, which begin to expire in 2021, exclusive of Absolute Glass net operating loss, which has been fully reserved.

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

The Company’s 2005 Stock Incentive Plan as Amended July 2008 (“the Plan”) authorizes the Board of Directors the authority to grant up to 5,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 29, 2006	5,594,244	$0.01-2.50	$0.75
Warrants, Convertible Debt and options granted	150,000	$0.50	$0.50
Warrants exercised	(765,818)	$0.01	$0.01
Warrants and options cancelled or expired	(588,528)	$0.50-2.00	$1.03

Outstanding at December 28, 2007	4,389,898	$0.01-2.50	$0.84
Warrants, Convertible Debt and options granted	125,000	$0.30-0.50	$0.38
Warrants and options cancelled or expired	(615,000)	$0.55-1.00	$0.98

Outstanding at December 26, 2008	3,899,898	$0.01-2.50	$0.80

Exercisable at December 26, 2008	3,849,898	$0.01-2.50	$0.80
Exercisable at December 28, 2007	4,287,398	$0.01-2.50	$0.83

The following table summarizes information about options and warrants outstanding and exercisable as of December 26, 2008:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	334,899	2.3 years	$0.01	2.3 years	334,899	$0.01
$0.30-0.77	1,568,529	2.7 years	$0.61	2.6 years	1,518,529	$0.61
$1.00-2.50	1,996,470	1.3 years	$1.08	1.3 years	1,996,470	$1.08

As of December 26, 2008 and December 28, 2007, there were approximately 3,849,898 and 4,287,398 options exercisable at a weighted average exercise price of $0.80 and $0.83, respectively. The weighted average fair value of options at the date of grant of the options was $0.27 and $0.27 for 2008 and 2007, respectively.

Equity Funding

In January of 2006, the Company issued 125,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchase price of the stock was $125,000 or $1.00 per share and used for working capital.

In February of 2006, the Company purchased 394,462 shares from a certain investor for approximately $100,000 and the Company granted that certain investor an option to purchase 20,000 Jagged Peak common shares at $2.00 per share. The purchase price of the stock was approximately $0.25 per share. The stock was purchased for another investor where Jagged Peak issued 394,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $110,000 or $0.28 per share. In addition, in February 2006, the Company issued 100,000 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The purchaser was an “accredited investor” as such term is defined under such Regulation D. The purchase price of the stock is $100,000 or $1.00 per share. Approximately $26,000 was paid in fees related to these transactions. The net cash received from the above transaction was $84,000, which will be used for working capital.

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

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $37,200 and $36,300 for the 52-week period ended December 26, 2008 and December 28, 2007, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

10.	Employee Stock Ownership Plan

In 2007, the Company established an Employee Stock Ownership Plan (ESOP), for the benefit of it employees and to purchase shares of the Company’s common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. The Plan was amended as of January 1, 2008. Contributions to the ESOP are made at the discretion of the Board of Directors. All employees of Jagged Peak that meet the 1,000 hours work requirement are eligible to participate in the ESOP. Under the ESOP, which is 100% Company funded, Jagged Peak allocates contributed shares to participants based on their eligible annual compensation. Compensation shall include but not limited to the regular salaries and wages, overtime pay, bonuses, commissions and other amounts paid by Jagged Peak and taxable to the employee. The value or number of Jagged Peak common stock shares that are contributed to the ESOP on an annual basis is completely subject to the discretion of the Board of Directors. Any cash dividends or distributions paid with respect to shares of the ESOP trust will be retained and allocated in the same manner as other income of the ESOP trust. Shares held by the ESOP trust will be treated as all other issued and outstanding common shares for earnings per share calculations. In 2008, the employee stock ownership trust purchased 330,000 common shares from a non-related private party for $20,000 to be contributed to the ESOP. In 2007, the employee stock ownership trust purchased 300,000 common shares from a non-related private party for $45,000 to be contributed to the ESOP. All ESOP shares are considered outstanding for earnings per share computations. All shares acquired in 2008 and 2007 are allocated.

The ESOP shares were as follows:

	12/26/08	12/28/07
Allocated shares	630,000	300,000
Shares released for allocation	0	0
Unreleased shares	0	0

Total ESOP shares	630,000	300,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 26, 2008 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 26, 2008.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2008 under the criteria set forth in the in Internal Control—Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 26, 2008, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of March 16, 2009 were as follows:

Name	Age	Position
Paul Demirdjian	48	Chairman of the Board of Directors and Chief Executive Officer
Vince Fabrizzi	51	Senior Vice President, Chief Sales and Marketing Officer, Director
Dan Furlong	61	Chief Operations Officer, Director
Andrew J. Norstrud	35	Chief Financial Officer
Primrose Demirdjian	49	Director

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

Paul Demirdjian – Chief Executive Officer, Board Member

Mr. Demirdjian has over twenty years of experience in senior management, including executive positions of Senior Vice President of Operations, Chief Information Officer and Director for over ten years at Davel Communications, a publicly held telecom company operating private payphones, operator services, and long distance services. Mr. Demirdjian is in the process of applying for patents on a number of e-business methodologies and has written numerous articles published in Public Communications Magazine. Paul Demirdjian has served on the Board since the inception of Jagged Peak in 2000 and is married to Primrose Demirdjian, another member of the Board. Mr. Demirdjian attended the University of South Florida, where he was a member of the Engineering Honor Society (Tau Alpha Pi).

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

Andrew J. Norstrud – Chief Financial Officer

Mr. Norstrud joined Jagged Peak in October of 2005 from Segmentz, Inc., where he served as Chief Financial Officer, and played an instrumental role in the company achieving its strategic goals by pursuing and attaining growth initiatives, building an exceptional financial team, completing and integrating strategic acquisitions and implementing the structure required of public companies. Previously, Mr. Norstrud worked for Grant Thornton LLP, Norco Accounting and Consulting, Aerosonic and PricewaterhouseCoopers LLP and has extensive experience with young, rapid growth public companies. Mr. Norstrud earned a Master of Accounting with a systems emphasis from the University of Florida and is a Florida licensed Certified Public Accountant.

Primrose Demirdjian – Board Member

Primrose Demirdjian is serving as the Company’s Public Relations Director. She currently serves on the board of the Tampa Bay International Business Council and leads the Children’s Cancer Research Group at St. Joseph’s Children’s Hospital. Prior to her tenure as president and co-founder of IBIS (June 1996), an Internet-related company, Mrs. Demirdjian was employed by GTE Data Services, Inc. where she held various administrative and technical positions. Primrose Demirdjian is married to Paul Demirdjian, the CEO of the Company. Mrs. Demirdjian has served as a board member since the inception of Jagged Peak in 2000. Mrs. Demirdjian holds a Bachelor of Science in Management Information Systems from Nova Southeastern University of Florida.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORING COMPLIANCE

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2008 all reporting persons timely complied with all filing requirements applicable to them.

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

Item 11.	Executive Compensation

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

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 26, 2008 to or for the benefit of the Company’s Chief Executive Officer, Chief Financial Officer and other named executives that are considered the Company’s most highly compensated whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (A)		All Other Compensation ($)	Total ($)

Paul Demirdjian, Chairman and Chief Executive Officer	2008		222,100	20,000	—	—		15,800	257,900
	2007		208,500	35,000	—	—		—	243,500
	2006		161,000	65,000	—	92,500	(3)	—	318,500

Vince Fabrizzi Chief Sales and Marketing Officer	2008		212,600	20,000	—	—		16,500	249,100
	2007		198,500	35,000	—	—		—	233,500
	2006		160,000	55,000	—	92,500	(3)	—	307,500

Dan Furlong Chief Operations Officer	2008		211,600	20,000	—	—		14,100	245,700
	2007		198,500	35,000	—	—		—	233,500
	2006	(1)	160,000	55,000	—	92,500	(3)	—	307,500

Andrew J. Norstrud Chief Financial Officer	2008		213,400	20,000	—	—		14,000	247,400
	2007		191,600	35,000	—	—		—	226,600
	2006	(2)	149,000	55,000	—	92,500	(3)	—	296,500

(A)

Reflects the grant date fair value calculated in accordance with FAS 123(R). The following assumptions were used for the years ended December 29, 2006 (1) risk-free interest rate of between 4.87% and 3.62%, (2) no dividend yield, (3) expected lives of 5.0 years, and (4) volatility of between 120% and 75%. Results may vary depending on the assumptions applied within the model. Compensation expense recognized in providing pro forma disclosures may not be representative of the effects on net income for future years.

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

DIRECTOR COMPENSATION

Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors may receive options to purchase shares of common stock at the market price on the date they are granted, and are entitled to reimbursement of expenses incurred consequential to their service. There have been no compensation paid in the past two years to non-employee directors.

EMPLOYMENT AGREEMENTS

In December 2005, the Company entered into an employment agreement with Andrew J. Norstrud, the Company’s Chief Financial Officer, which terminates December 2007. In addition to expense allotment and other reasonable expense reimbursement, this agreement provides for a base salary of $125,000 with annual increases in salary and bonuses at the discretion of the Board of Directors. The agreement provided for an option to purchase 100,000 shares of common stock at a price of $1.00 per share and an additional option to purchase 100,000 shares at $.75 per share and both are completely vested. The agreement was amended in 2006 to extend the termination date of the contract to 2009. The agreement contains certain provisions in the event of a qualified change of control that would require the Company to immediately pay the executive the remaining salary due under the contract.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2008 and 2007, no options were granted to our Chief Executive Officer, Chief Financial Officer or other named executives.

During 2008, the board voted to issue a total of fifty thousand options (50,000) to other employees other than named executives or directors. The exercise price was approximately $0.50 per share. The options primarily have a five-year term and vest over a two-year period and are exercisable only while the employee is employed with the Company. There was only one grant of 50,000 options during the year.

During 2007, the board voted to issue a total of one hundred fifty thousand options (150,000) to other employees other than named executives or directors. The exercise price was approximately $0.50 per share. The options primarily have a five-year term and vest over a two-year period and are exercisable only while the employee is employed with the Company. There was only one grant of 150,000 options during the year.

STOCK OPTION PLANS

The Company’s 2005 Stock Incentive Plan as Amended July 2008 (“the Plan”) authorizes the Board of Directors the authority to grant up to 5,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our Chief Executive Officer, Chief Financial Officer and other named executive officers that were outstanding as of December 26, 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Demirdjian, CEO (1)	390,000	—	—	$0.74	5 years from Grant	—	—	—	—
Vince Fabrizzi, CSMO (2)	443,529	—	—	$0.70	5 years from Grant	—	—	—	—
Dan Furlong, COO (3)	443,529	—	—	$0.70	5 years from Grant	—	—	—	—
Andrew J. Norstrud, CFO (4)	400,000	—	—	$0.71	5 years from Grant	—	—	—	—

(1)	Consists of a grant made on October 7, 2005 for 90,000 options at a strike price of $0.77 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.10 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.
(2)	Consists of a grant made on August 22, 2000 for 7,842 at a strike price of $0.01 that expire January 1, 2010; a grant made on August 22, 2000 for 15,687 at a strike price of $0.01 that expire January 1, 2010; a grant made on October 7, 2005 for 120,000 options at a strike price of $0.77 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.10 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.
(3)	Consists of a grant made on August 22, 2000 for 7,842 at a strike price of $0.01 that expire January 1, 2010; a grant made on August 22, 2000 for 15,687 at a strike price of $0.01 that expire January 1, 2010; a grant made on October 7, 2005 for 120,000 options at a strike price of $0.77 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.10 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.
(4)	Consists of a grant made on October 7, 2005 for 100,000 options at a strike price of $0.75 that expire October 7, 2010; a grant made on December 29, 2005 for 100,000 options with a strike price of $1.00 that expire December 29, 2010; and a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire December 27, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 26, 2008, with respect to the Company’s stock option plans under which common stock is authorized for issuance, as well as information regarding other compensatory options granted outside of the Company’s stock option plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation related to 2005 stock option plan that is approved by shareholders	1,503,529	$0.78	3,496,471
Equity compensation not related to a stock option plan	800,000	$0.55	__
Equity compensation related to the 2000 stock option plan and other warrants approved by shareholders	170,587	$0.58	—

Total	2,474,116	$0.69	3,496,471

The Company’s 2005 Stock Incentive Plan, as Amended July 2008 (“the Plan”) authorizes the Board of Directors the authority to grant up to 5,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the fair market value of the Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

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

PRINCIPAL SHAREHOLDERS

The following table sets forth information known to us, as of the date of this Form 10-K filing, relating to the beneficial ownership of shares of common stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group.

Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Form 10-K filing, including upon the exercise of options, warrants or convertible securities. The Company determined a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Form 10-K filing, have been exercised or converted.

Except with respect to beneficial ownership of shares attributed to the named person, the following table does not give effect to the issuance of shares in the event outstanding common stock purchase warrants are exercised.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Jagged Peak, Inc., 3000 Bayport Drive, Tampa, Florida 33607.

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Paul Demirdjian and Primrose Demirdjian (1)	5,455,084	30%
Dan Furlong (2)	3,310,077	18%
Vince Fabrizzi (3)	3,310,077	18%
Andrew J. Norstrud (4)	440,000	2%
Laurus Master Fund Ltd (5)	1,855,891	10%*
Executive Officers, Directors and others (as a group of 5)	12,515,238	70%

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

(2)	Mr. Furlong is the Company’s Chief Operating Officer and a Director. Includes 443,529 shares underlying common stock purchase options exercisable between $.01 per share and $1.10 per share.
(3)	Mr. Fabrizzi is the Company’s Chief Sales and Marketing Officer and a Director. Includes 443,529 shares underlying common stock purchase options exercisable between $.01 per share and $1.10 per share.
(4)	Mr. Norstrud is the Company’s Chief Financial Officer. Includes 400,000 shares underlying common stock purchase options exercisable between $0.55 per share and $1.00 per share.
(5)

Laurus Master Fund Ltd is an unrelated party to the Company with an address of PO Box 309 GT, Ugland House, George Town South Church Street, Grand Cayman, Cayman islands; includes 3,722 shares of common stock underlying warrants exercisable at $0.01, 677,757 common shares and a portion of the shares underlying a $1,415,000 convertible Note as the Note contains a conversion limitation of 9.99% of the then outstanding common shares. The limitation can be waived by the Holder upon provision of no less than sixty-one (61) days prior notice to the Company and shall automatically become null and void following notice to the Company upon the occurrence and during the continuance of an Event of Default.

*	Actual 9.99%

Item 13.	Certain Relationships and Related Transactions, and Directors Independence

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $37,200 and $36,300 for the 52-week period ended December 26, 2008 and December 28, 2007, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The Company does not have any independent board members and does not expect to add any in 2009. The members of the Board currently own approximately 70% of the Company and all have a long history with the Company and the industry. The Board believes there is sufficient segregation between the board’s financial statement overview responsibilities and the Chief Financial Officer’s responsibilities of financial reporting and the Company’s compliance responsibilities.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Item 14.	Principal Accountants Fees and Services

Audit Fees

During 2008, our accountants, Pender Newkirk & Company, billed us approximately $65,500 for audit work and review of our Form 10-QSB and 8K filings. During 2007, our accountants, Pender Newkirk & Company, billed us approximately $69,400 for audit work and review of our Form 10-QSB and 8K filings.

Audit Related Fees

None

Tax Fees

During 2008, we were billed by our accountants, Pender Newkirk & Company, approximately $5,120 to prepare our federal and state tax returns. During 2007, we were billed by our accountants, Pender Newkirk & Company, approximately $9,000 to prepare our federal and state tax returns. The audit committee approved all fees.

All Other Fees

None

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

Item 15.	Exhibits

Exhibit Number	Description
2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on November 10, 2008, and incorporated herein by reference)

3.3	By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1	Security and Purchase Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.2	Secured Convertible Term Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.3	Secured Revolving Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.4	Registration Rights Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.5	Intellectual Property Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.6*	Employee Stock Ownership Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.9*	Andrew J. Norstrud Employment Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.10*	2005 Stock Incentive Plan as Amended July 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

10.11*	Employee Stock Ownership Plan, as amended January 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on March 16, 2009.

JAGGED PEAK, INC.

BY:	/s/ Paul Demirdjian
Paul Demirdjian
(Chairman of the Board of Directors and Chief Executive Officer)

BY:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
(Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Paul Demirdjian	Chairman of the Board of Directors and Chief Executive Officer	March 16, 2009
Paul Demirdjian

/s/ Vince Fabrizzi	Chief Sales and Marketing Officer and Director	March 16 , 2009
Vince Fabrizzi

/s/ Dan Furlong	Chief Operations Officer and Director	March 16, 2009
Dan Furlong

/s/ Primrose Demirdjian	Director	March 16 , 2009
Primrose Demirdjian

Exhibit Index

Exhibit Index

Exhibit Number	Description
2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on November 10, 2008, and incorporated herein by reference)

3.3	By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1	Security and Purchase Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.2	Secured Convertible Term Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.3	Secured Revolving Note(Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.4	Registration Rights Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.5	Intellectual Property Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.6*	Employee Stock Ownership Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.9*	Andrew J. Norstrud Employment Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.