Form 10-Q
period 2009-03-27
JAGGED PEAK, INC.
filed 2009-05-11
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☐	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 27, 2009

OR

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 000-31715

Jagged Peak, Inc.

(Exact Name of Registrant Issuer as Specified in Its Charter)

Nevada	91-2007478
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3000 Bayport Drive, Suite 250, Tampa, FL 33607

(Address of principal executive offices, including zip code)

(813) 637-6900

(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant has 70,000,000 shares of common stock, par value $0.001, authorized and 14,677,594 shares of common stock outstanding as of May 7, 2009.

Jagged Peak, Inc.

Contents

Part I – Financial Information

Item 1.	Financial Statements

	Balance Sheets for the 13 Week Period Ended March 27, 2009 (Unaudited) and December 26, 2008 (Audited)	1

	Statements of Operations for the 13 Week Period Ended March 27, 2009 (Unaudited) and the 13 Week Period Ended March 28, 2008 (Unaudited)	2

	Statement of Changes in Stockholders’ Equity for the 13 Week Period Ended March 27, 2009 (Unaudited)	3

	Statements of Cash Flows for the 13 Week Period Ended March 27, 2009 (Unaudited) and the 13 Week Period Ended March 28, 2008 (Unaudited)	4

	Notes to the Unaudited Financial Statements for the 13 Week Period Ended March 27, 2009 (Unaudited) and the 13 Week Period Ended March 28, 2008 (Unaudited)	5-12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4(T).	Controls and Procedures	18

Part II – Other Information		19

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Matters	19

Item 6.	Exhibits	19

Signatures		20

Jagged Peak, Inc.

Balance Sheets

	March 27, 2009 (Unaudited)	December 26, 2008 (Audited)
Assets
Current assets:
Cash	$189,700	$126,500
Accounts receivable, net of allowance for doubtful accounts of $230,000 at March 27, 2009 and December 26, 2008, respectively	1,338,300	1,923,800
Other receivables	111,500	135,000
Work in process, net of allowance of $30,000 at March 27, 2009 and December 26, 2008, respectively	203,400	149,700
Deferred tax asset	268,600	268,600
Other current assets	403,800	443,800

Total current assets	2,515,300	3,047,400

Property and equipment, net of accumulated depreciation of $1,936,300 and $1,885,700 at March 27, 2009 and December 26, 2008, respectively	315,300	327,400

Other assets:
EDGE and other applications, net of accumulated amortization of $1,325,100 and $1,318,100 at March 27, 2009 and December 26, 2008, respectively	157,300	79,400
Deferred tax asset	1,207,600	1,138,700

Total long-term assets	1,680,200	1,545,500

Total assets	$4,195,500	$4,592,900

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,217,700	$1,641,500
Accrued payroll and bonuses	463,400	407,800
Other accrued expenses	71,500	61,900
Revolving note, $261,000 and $1,000,000 was available at March 27, 2009 and December 26, 2008, respectively	173,800	0
Deferred rent	25,500	34,900
Notes payable	1,280,000	1,415,000
Deferred revenue and customer deposits	679,300	600,200

Total current liabilities	3,911,200	4,161,300

Long-term liabilities:
Deferred rent, long term	57,300	57,200

Total long-term liabilities	57,300	57,200

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 27, 2009 and December 26, 2008
Common stock, $.001 par value; 70,000,000 shares authorized; 14,677,594 shares issued and outstanding at March 27, 2009 and December 26, 2008	14,800	14,800
Additional paid-in capital	3,388,400	3,388,400
Accumulated deficit	(3,176,200)	(3,028,800)

Total stockholders’ equity	227,000	374,400
Total liabilities and stockholders’ equity	$4,195,500	$4,592,900

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	March 27, 2009	March 28, 2008
Revenue	$4,007,800	$3,942,000

Cost of revenues	2,984,900	3,008,200

Gross profit	1,022,900	933,800

Selling, general and administrative expenses	1,123,600	929,400

Operating (loss) income	(100,700)	4,400

Interest expense	115,200	126,700

Loss before tax benefit	(215,900)	(122,300)

Provision for income tax benefit	(68,500)	(36,800)

Net loss	$(147,400)	$(85,500)

Weighted average number of common shares outstanding – basic & fully diluted	14,677,594	14,627,594

Net loss per share – basic & fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

13 Weeks Ended March 27, 2009 (Unaudited)

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 26, 2008	14,677,594	$14,800	$3,388,400	$(3,028,800)	$374,400

Net loss for the period				(147,400)	(147,400)

Balance, March 27, 2009	14,677,594	$14,800	$3,388,400	$(3,176,200)	$227,000

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	13 Weeks Ended
	March 27, 2009	March 28, 2008
Operating activities
Net loss	$(147,400)	$(85,500)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	57,600	70,100
Amortization of officers, director and employees compensation	0	10,900
Amortization of warrants related to long term debt	80,400	80,300
Adjustment to allowance for bad debt expense	35,200	1,100
Changes in:
Accounts receivable	550,300	804,800
Work-in-process	(53,700)	(86,300)
Other current assets	23,500	27,200
Other receivables	(40,400)	(33,900)
Deferred tax asset	(68,900)	(36,800)
Accounts payable	(423,800)	(323,100)
Accrued payroll	55,600	(284,000)
Accrued expenses	9,600	(20,600)
Deferred rent	(9,300)	(6,900)
Other liabilities	79,100	90,100

Net cash flows provided by operating activities	147,800	207,400

Investing activities
Acquisition of property and equipment	(38,500)	(48,400)
Acquisition/development of software - EDGE Platform	(84,900)	(20,700)

Cash flows used by investing activities	(123,400)	(69,100)

Financing activities
Net proceeds and payments on revolving note	173,800	100,800
Payments on notes payable	(135,000)	(135,000)

Cash flows provided (used) by financing activities	38,800	(34,200)

Net increase in cash	63,200	104,100

Cash, beginning of period	126,500	74,000

Cash, end of period	$189,700	$178,100

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$34,800	$46,600

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 Week Periods Ended March 27, 2009 and March 28, 2008

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended March 27, 2009 and March 28, 2008 consist of 13 weeks.

2. Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at March 27, 2009, (b) the results of operations for the 13-weeks ended March 27, 2009 and March 28, 2008, (c) the statement of changes in stockholders’ equity ended March 27, 2009 and (d) cash flows for the 13-weeks ended March 27, 2009 and March 28, 2008, have been made.

The unaudited financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 26, 2008.

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

Software and Development Enhancements

Software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs are accounted for in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Software and development enhancements expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $84,900 capitalized during the 13-week period ended March 27, 2009 and approximately $20,700 capitalized during the 13-week period ended March 28, 2008. Amortization expenses related to capitalized software and charged to operations for the 13-week period ended March 27, 2009 and March 28, 2008 were approximately $7,000 and approximately $21,900, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customer incentive programs. These accounts total approximately $28,100 at March 28, 2008. There were no amounts in these accounts at March 27, 2009. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the financial statements.

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

During the 13-week periods ended March 27, 2009 and March 28, 2008, sales to one customer amounted to approximately $2,865,100 and $2,486,300, respectively, or 71% and 63% of total revenues, respectively. Accounts receivable from the same customer at March 27, 2009 amounted to approximately $524,000 or approximately 33% of the balance. This customer is a large international company with more than one hundred brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $230,000 is considered necessary as of March 27, 2009. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended March 27, 2009 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company follows the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which establishes accounting standards for the impairment of long-lived assets such as property, plant and equipment and intangible assets subject to amortization. The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 13-week periods ended March 27, 2009 and March 28, 2008, there was no impairment of long-lived or intangible assets.

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

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through the reverse acquisition the Company acquired net operating losses for tax purposes of approximately $2.4 million. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the limitation the Company has placed a full valuation against that asset of approximately $900,000.

Stock-Based Compensation

The Company follows SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) in accounting for its stock options issued to employees and consultants. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Under SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the statement of operations over the period during which an employee is required to provide service in exchange for the award.

Under SFAS 123R, companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company uses the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

The value of each grant under SFAS 123R is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2008: the historical dividend rate of 0%; the risk-free interest rate of approximately 4%, for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; and expected volatility of 175% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being forfeited prior to expiration or termination.

There were no options granted during the 13-week period ended March 27, 2009 and 50,000 options granted during the 13-week period ended March 28, 2008. As of March 27, 2009, there was no unrecognized stock-based compensation expense related to nonvested stock options.

The following table represents our nonvested stock option activity for the 13-week period ended March 27, 2009:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 26, 2008	50,000	$0.19

Granted
Vested
Expired	50,000	$0.19

Nonvested options – March 27, 2009	0	$0.00

There was no aggregate intrinsic value of options outstanding at March 27, 2009, based on the Company’s closing stock price of $0.13 as of the last business day of the period ended March 27, 2009, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at March 27, 2009, based on the Company’s closing stock price of $0.13 as of the last business day of the period ended March 27, 2009, which would have been received by the optionees had all options exercisable been exercised on that date. There were no options exercised during the 13-weeks ended March 27, 2009 and March 28, 2008.

Earnings per Share

Earnings per common share are computed in accordance with SFAS No. 128, “Earnings per Share,” which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 14,677,594 and 14,627,594 for the 13-week periods ended March 27, 2009 and March 28, 2008, respectively. The diluted weighted average number of shares was approximately 14,990,167 and 14,946,546 for the 13-week periods ended March 27, 2009 and March 28, 2008, respectively.

Common stock equivalents for the 13-week periods ended March 27, 2009 and March 28, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the periods ended March 27, 2009 and March 28, 2008 excludes approximately 312,573 shares and 318,952 shares that could dilute earnings per share in future periods, respectively.

3. Other Assets

Other assets consist of:

	March 27, 2009	December 26, 2008
Capitalized debt cost	$227,600	$308,400

Current portion classified as other current asset	227,600	308,400

	$0	$0

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 28, 2007	4,389,898	$0.01-2.50	$0.84
Warrants, Convertible Debt and options granted	125,000	$0.30-0.50	$0.38
Warrants and options cancelled or expired	(615,000)	$0.55-1.00	$0.98

Outstanding at December 26, 2008	3,899,898	$0.01-2.50	$0.80

Warrants and options cancelled or expired	(232,058)	$0.50-1.28	$0.95

Outstanding at March 27, 2009	3,667,840	$0.01-2.50	$0.80

Exercisable at March 27, 2009	3,667,840	$0.01-2.50	$0.80
Exercisable at December 26, 2008	3,849,898	$0.01-2.50	$0.80

The following table summarizes information about options and warrants outstanding and exercisable as of March 27, 2009:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	334,899	2.1 years	$0.01	2.1 years	334,899	$0.01
$0.50-0.77	1,518,529	2.4 years	$0.61	2.4 years	1,518,529	$0.61
$1.00-2.50	1,814,412	1.1 years	$1.09	1.1 years	1,814,412	$1.09

As of March 27, 2009 and December 26, 2008, there were approximately 3,677,840 and 3,849,898 options exercisable at a weighted average exercise price of $0.80 and $0.80, respectively. The weighted average fair value of options at the date of grant of the options was $0.27 and $0.27 for 2009 and 2008, respectively.

5. Related Party Transaction

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $12,900 during the 13-week period ended March 27, 2009 and approximately $8,500 during the 13-week period ended March 28, 2008. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005 as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

PART I—FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words “expect”, “anticipate”, “estimate” or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 26, 2008.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see the section of our December 26, 2008 annual report filed with the SEC under Item 1A entitled “Risks Particular to The Company’s Business.”

RESULTS OF OPERATIONS

For the 13-week period ended March 27, 2009 compared to the 13-week period ended March 28, 2008

Revenues increased approximately $65,800, or 2%, to approximately $4,007,800 for the 13-week period ended March 27, 2009, as compared to approximately $3,942,000 for the 13-week period ended March 28, 2008. The increases in revenue primarily related to (i) continued growth in order/transaction volume, (ii) the continued expansion of services to existing customers, and (iii) new customers resulting from marketing efforts.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies decreased by approximately $23,300, or 1%, to approximately $2,984,900 for the 13-week period ended March 27, 2009, as compared to approximately $3,008,200 for the 13-week period ended March 28, 2008. As a percentage of revenues cost of revenue amounted to approximately 74% of related revenues for the 13-week period ended March 27, 2009, as compared with approximately 76% for the 13-week period ended March 28, 2008. The decrease in cost of revenue and the decrease as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) increased orders flowing through the Company’s North America distribution network, (iii) improved margins as the Company capitalizes on growth, and (iv) improved supplier contracts with increased purchase volume. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase.

Selling, general and administrative expense increased by approximately $194,200 or 21% to approximately $1,123,600 for the 13-week period ended March 27, 2009 as compared to approximately $929,400 for the 13-week period ended March 28, 2008. The increase was primarily related to (i) increased personnel and other overhead expenses related to the sales and marketing plan, (ii) increases in infrastructure cost to support the current and expected growth, and (iii) e-commerce marketing and management. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $215,900 for the 13-week period ended March 27, 2009, compared with the loss from continuing operations before provisions for income taxes of approximately $122,300 for the 13-week period ended March 28, 2008.

The income tax benefit was approximately $68,500 for the 13-week period ended March 27, 2009 compared to an income tax benefit of approximately $36,800 for the 13-week period ended March 28, 2008. Differences between the effective tax rate used for 2009 and 2008, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of March 27, 2009 the Company had federal and state net operating loss carry-forwards totaling approximately $1,476,200, which begin to expire in 2021.

Basic loss per share from continuing operations for the 13-week period ended March 27, 2009 was $0.01 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 13-week period ended March 28, 2008.

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

During the 13-week period ended March 27, 2009 and March 28, 2008, sales to one customer amounted to approximately $2,865,100 and $2,486,300, respectively, or 71% and 63% of total revenues, respectively. Accounts receivable from the one customer at March 27, 2009 amounted to approximately $524,000 or approximately 33% of the balance. This one customer is a large international company with more than a hundred brands. The Company classifies all business done for all of the customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $230,000 is considered necessary as of March 27, 2009. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended March 27, 2009 by approximately $10,000. We do not accrue interest on past due receivables.

Income Taxes

Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through the reverse acquisition with Absolute Glass the Company acquired net operating losses for tax purposes of approximately $2.4 million. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the limitation the Company has placed a full valuation reserve against that asset of approximately $900,000.

EBITDA

EBITDA for the 13-week period ended March 27, 2009 was approximately $(43,100) compared to approximately $74,500 in the comparable period of the prior year. The decrease in the EBITDA directly relates to the increase of selling, general and administrative expenses. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes any cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 13-weeks ended
	March 27, 2009	March 28, 2008
Net loss as reported	$(147,400)	$(85,500)

Income tax benefit	(68,500)	(36,800)

Interest expense	115,200	126,700

Depreciation and amortization	57,600	70,100

EBITDA	$(43,100)	$74,500

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report earnings “EBITDA,” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company also excludes any cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 27, 2009 the Company has approximately $1,395,900 of negative working capital and has cash and cash equivalents of approximately $189,700, compared with approximately $126,500 of cash and cash equivalents at December 26, 2008. The primary reason for the negative working capital is the classification of the note payable as short term, since the final payment is in December of 2009. Management expects to refinance this debt prior to December.

During the 13-week period ended March 27, 2009 cash has increased by approximately $63,200. During the 13-week period ended March 27, 2009 the change was primarily caused by (i) losses from operations, (ii) the significant decrease in the accounts receivable, (iii) non-cash expenses, including but not limited to amortization related to long term debt and depreciation and amortization, (iv) increase in accrued salaries, (v) decrease in accounts payable, and (vi) other changes in assets and liabilities. Management expects to have positive cash flow from operations going forward, except in periods when the accounts receivable and work in process balances significantly increase based on revenue growth. Management has approximately $260,000 on the line of credit available at March 27, 2009 for any short term cash needs.

Management expects that positive cash flow from operations will allow the Company to continue to make payments on the note payable according to the terms of the loan agreement. Management expects to obtain additional financing to make the final balloon payment of $920,000, due in December of 2009. Management does not expect to start the process of obtaining the additional debt until the end of the second or third quarter, primarily due to the significant prepayment penalty of the current note payable. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock.

The Company has embarked on marketing activities, upgrades to technology and increases to infrastructure that it believes will enhance cash flows and business opportunities in the future. In addition, the Company uses its warehouse to provide a portion of its e-fulfillment services. When the Company outgrows the capabilities of this warehouse facility, the Company may elect to outsource these additional fulfillment service arrangements to other warehouse services providers, or elect to add additional warehouse space. There is no assurance that we will be able to obtain financing on terms favorable to the Company or successfully implement infrastructure growth strategies.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 27, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended March 27, 2009 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no unregistered sales of equity securities that have not been previously filed or included in an 8-K report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

During the 13-week period ended March 27, 2009, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Matters

None.

Item 6.	Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated May 7, 2009 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.1 pursuant to SEC interim filing guidance.)

31.2	Certification of the Chief Financial Officer dated May 7, 2009 (This certification required as Exhibit 31 under Item 601(a) of Regulation S-K is filed as Exhibit 99.2 pursuant to SEC interim filing guidance.)

32.1	Written Statements of the Chief Executive Officer dated May 7, 2009 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b) (32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

32.2	Written Statements of the Chief Financial Officer dated May 7, 2009 (This certification required as Exhibit 32 under Item 601(a) of Regulation S-K is furnished in accordance with Item 601(b) (32) (iii) of Regulation S-K as Exhibit 99.3 pursuant to SEC interim filing guidance.)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	May 7, 2009
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	May 7, 2009
Andrew J. Norstrud	Date
Chief Financial Officer