Form 10-Q
period 2009-06-26
JAGGED PEAK, INC.
filed 2009-08-07
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 26, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant has 14,677,594 shares of common stock outstanding as of August 6, 2009.

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Jagged Peak, Inc.

Balance Sheets

	June 26, 2009 (Unaudited)	December 26, 2008 (Audited)
Assets
Current assets:
Cash	$47,900	$126,500
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $230,000 at June 26, 2009 and December 26, 2008, respectively	1,026,300	1,923,800
Other receivables	130,700	135,000
Work in process, net of allowance of $30,000 at June 26, 2009 and December 26, 2008	122,800	149,700
Deferred tax asset	128,600	268,600
Other current assets	291,500	443,800

Total current assets	1,747,800	3,047,400

Property and equipment, net of accumulated depreciation of $1,990,400 and $1,885,700 at June 26, 2009 and December 26, 2008, respectively	283,600	327,400

Other assets:
EDGE and other applications, net of accumulated amortization of $1,340,400 and $1,318,100 at June 26, 2009 and December 26, 2008, respectively	313,800	79,400
Deferred tax asset	1,428,700	1,138,700

Total long-term assets	2,026,100	1,545,500

Total assets	$3,773,900	$4,592,900

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,140,000	$1,641,500
Accrued payroll and bonuses	305,300	407,800
Other accrued expenses	53,800	61,900
Revolving Note, $298,000 and $1,000,000 was available at June 26, 2009 and December 26, 2008, respectively	177,100	0
Deferred rent	34,900	34,900
Notes payable	1,145,000	1,415,000
Deferred revenue and customer deposits	782,700	600,200

Total current liabilities	3,638,800	4,161,300

Long-term liabilities:
Deferred rent, long term	38,500	57,200

Total long-term liabilities	38,500	57,200

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 26, 2009 and December 26, 2008
Common stock, $.001 par value; 70,000,000 shares authorized; 14,677,594 shares issued and outstanding at June 26, 2009 and December 26, 2008	14,800	14,800
Additional paid-in capital	3,390,600	3,388,400
Accumulated deficit	(3,308,800)	(3,028,800)

Total stockholders’ equity	96,600	374,400

Total liabilities and stockholders’ equity	$3,773,900	$4,592,900

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Operations (Unaudited)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	June 26, 2009	June 27, 2008	June 26, 2009	June 27, 2008

Revenue	$3,595,700	$3,862,300	$7,603,500	$7,804,300

Cost of revenues	2,653,000	2,755,700	5,637,900	5,763,900

Gross profit	942,700	1,106,600	1,965,600	2,040,400

Selling, general and administrative expenses	1,039,700	1,065,600	2,163,300	1,995,000

Operating (loss) income	(97,000)	41,000	(197,700)	45,400

Interest expense	116,700	138,700	231,900	265,400

Loss before tax benefit	(213,700)	(97,700)	(429,600)	(220,000)

Provision for income tax benefit	(81,100)	(29,600)	(149,600)	(66,400)

Net loss	$(132,600)	$(68,100)	$(280,000)	$(153,600)

Weighted average number of common shares outstanding – basic & fully diluted	14,677,594	14,631,206	14,677,594	14,629,400

Net loss per share – basic & fully diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statement of Changes in Stockholders’ Equity

26 Week Period Ended June 26, 2009 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 26, 2008	14,677,594	$14,800	$3,388,400	$(3,028,800)	$374,400

Amortization of officer, director, consultant and employee equity compensation			2,200		2,200

Net loss for the period				(280,000)	(280,000)

Balance, June 26, 2009	14,677,594	$14,800	$3,390,600	$(3,308,800)	$96,600

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Statements of Cash Flows (Unaudited)

	26 Week Period Ended
	June 26, 2009		June 27, 2008
Operating activities
Net loss		$(280,000)		$(153,600)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		127,000		147,900
Non-cash consulting expense				4,000
Non-cash amortization of officers, director and employees equity compensation		2,200		35,400
Amortization of warrants related to long term debt		160,700		160,700
Adjustment to allowance for bad debt expense		72,300		44,600
Changes in:
Accounts receivable		825,200		1,176,200
Work-in-process		26,900		(201,500)
Other receivables		4,300		2,000
Other current assets		(8,400)		(33,300)
Deferred tax asset and liability, net		(150,000)		(66,400)
Accounts payable		(501,500)		(389,800)
Accrued payroll		(102,500)		(157,500)
Accrued expenses		(8,100)		(10,800)
Deferred rent		(18,700)		(13,700)
Other liabilities		182,500		76,200

Net cash provided by operating activities		331,900		620,400

Investing activities
Acquisition of property and equipment		(60,900)		(99,200)
Acquisition/development of software/ Edge platform		(256,700)		(20,700)

Cash flows used by investing activities		(317,600)		(119,900)

Financing activities
Net proceeds and payments on the revolving note		177,100		(164,900)
Payments on notes payable		(270,000)		(270,000)

Cash flows used by financing activities		(92,900)		(434,900)

Net (decrease) increase in cash		(78,600)		65,600

Cash, beginning of period		126,500		74,000

Cash, end of period		$47,900		$139,600

Supplemental disclosure of cash flow information

Cash paid during the period for taxes	$		$
Cash paid during the period for interest		$104,700		$100,700

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Financial Statements

For the 13 and 26-Week Periods Ended June 26, 2009 and the 13 and

26-Week Periods Ended June 27, 2008

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

Jagged Peak provides outsourced e-commerce and supply chain solutions that enable manufacturers, distributors, and consumer brand companies the ability to quickly and cost effectively establish and operate a direct to customer online business that is fully integrated with their offline sales channels. Jagged Peak’s proven solutions provide companies the tools, expertise, infrastructure and scalability they need to create and maximize their direct to customer sales channel potential without the risk and burden of managing it themselves. The Company uniquely provides companies the benefit of maintaining complete control of the channel, ownership of the customer relationship and retention of the gross product margin normally lost to distributors, resellers and other trading partners.

Jagged Peak has a network of independently owned fulfillment warehouses throughout North America that enables its clients to provide better service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended June 26, 2009 and June 27, 2008 both consist of 13 and 26 weeks.

2. Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the financial position at June 26, 2009, (b) the results of operations for the 13 and 26 weeks ended June 26, 2009 and June 27, 2008, (c) the statement of changes in stockholders’ equity for the 26 week period ended June 26, 2009 and (d) cash flows for the 26 weeks ended June 26, 2009 and June 27, 2008, have been made.

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

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, shipping and handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. Work in process represents unbilled costs and services. Shipping and handling costs are classified as cost of revenue.

Software and Development Enhancements

Software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs, are accounted for in accordance with generally accepted accounting principles in the United States. Software and development enhancements expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production is capitalized and once in production the enhancements are amortized over a three-year useful life.

There was approximately $171,800 capitalized during the 13 week period ended June 26, 2009 and approximately $256,700 capitalized during the 26 week period ended June 26, 2009 and there was no amount capitalized during the 13 week period ended June 27, 2008 and approximately $20,700 capitalized during the 26 week period ended June 27, 2008. Amortization expense related to capitalized software and charged to operations for the 13 week and 26 week periods ended June 26, 2009 was approximately $15,300 and $22,300, respectively. Amortization expense related to capitalized software and charged to operations for the 13 week and 26 week periods ended June 27, 2008 was approximately $27,600 and $49,500, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Fiduciary Relationship

The Company has control of funds collected on behalf of customers and funds established by our customers, for the payment of our customers’ incentive programs. These accounts totaled approximately $28,100 at June 27, 2008. There were no amounts in these accounts at June 26, 2009. Because the accounts represent funds held for customers and our customers’ purposes, the cash and the corresponding liability for future payments are not shown on the financial statements.

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

During the 26-week periods ended June 26, 2009 and June 27, 2008, sales to one customer amounted to approximately $5,560,900 and $4,868,100, respectively, or 73% and 62% of total revenues, respectively. Accounts receivable from the same customer at June 26, 2009 amounted to approximately $354,200 or approximately 28% of the balance. Accounts receivable from two customers at June 27, 2008 amounted to approximately $567,200 or approximately 40% of the balance. This customer is a large international company with more than one hundred brands and we continue to expand services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

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

Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $250,000 and $230,000 is considered necessary as of June 26, 2009 and December 26, 2008, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended June 26, 2009 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 26-week period ended June 26, 2009 and June 27, 2008, there was no impairment of long-lived or intangible assets.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally three to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Equipment held under capital leases is stated at the present value of the minimum lease payments and amortized on a straight-line basis over the estimated useful life of the asset.

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

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through its reverse acquisition of Absolute Glass, the Company acquired net operating losses for tax purposes of approximately $2.4 million. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the limitation the Company has placed a full valuation against that asset of approximately $900,000.

Stock-Based Compensation

Generally accepted accounting principles in the United States require all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The Company is required to measure the cost of employee services received in exchange for stock options and similar awards based on the grant-date fair value of the award and recognize this cost in the statement of operations over the period during which an employee is required to provide service in exchange for the award.

Companies must choose among alternative valuation models and amortization assumptions. After assessing alternative valuation models and amortization assumptions, the Company uses the Black-Scholes valuation model and has elected to use the ratable method to amortize compensation expense over the vesting period of the grant.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2008: the historical dividend rate of 0%; the risk-free interest rate of approximately 4%, for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years, which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; and expected volatility of 175%, which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being forfeited prior to expiration or termination.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2009: the historical dividend rate of 0%; the risk-free interest rate of approximately 3.8%, for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years, which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; and expected volatility of 160%, which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being forfeited prior to expiration or termination.

There were 100,000 options granted during the 26-week period ended June 26, 2009 and 125,000 options granted during the 26-week period ended June 27, 2008. As of June 26, 2009, there was approximately $15,000 of unrecognized stock-based compensation expense related to nonvested stock options.

The following table represents our nonvested stock option activity for the 26-week period ended June 26, 2009:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested options - December 26, 2008	50,000	$0.19

Granted	100,000	$0.17
Vested
Expired	50,000	$0.19

Nonvested options – June 26, 2009	100,000	$0.17

There was no aggregate intrinsic value of options outstanding at June 26, 2009, based on the Company’s closing stock price of $0.15 as of the last business day of the period ended June 26, 2009, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at June 26, 2009, based on the Company’s closing stock price of $0.15 as of the last business day of the period ended June 26, 2009, which would have been received by the optionees had all options exercisable been exercised on that date. There were no options exercised during the 26-weeks ended June 26, 2009 and June 27, 2008.

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 14,677,594 and 14,629,400 for the 26-week periods ended June 26, 2009 and June 27, 2008, respectively. The diluted weighted average number of shares was approximately 14,990,527 and 14,949,349 for the 26-week periods ended June 26, 2009 and June 27, 2008, respectively.

Common stock equivalents for the 26-week periods ended June 26, 2009 and June 27, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the periods ended June 26, 2009 and June 27, 2008 excludes approximately 312,933 and 319,949 shares that could dilute earnings per share in future periods, respectively.

Recently Issued Financial Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 25, 2009. The adoption of SFAS 168 will not have an impact on the financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). SFAS 165 requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. The Company implemented SFAS 165 during the quarter ended June 26, 2009. The Company evaluated for subsequent events through August 7, 2009, the issuance date of the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167). SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that are most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. Management is currently evaluating the potential impact of SFAS 167 on the financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Other Assets

Other assets consist of:

	June 26, 2009	December 26, 2008
Capitalized debt cost	$147,300	$308,400

Current portion classified as other current asset	147,300	308,400

	$0	$0

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

The Company’s 2005 Stock Incentive Plan, as amended in July 2008, (“the Plan”) grants the Board of Directors the authority to grant up to 5,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Board determines that special circumstances warrant a lower exercise price.

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 28, 2007	4,389,898	$0.01 -2.50	$0.84
Warrants, Convertible Debt and options granted	125,000	$0.30 - 0.50	$0.38
Warrants and options cancelled or expired	(615,000)	$0.55-1.00	$0.98

Outstanding at December 26, 2008	3,899,898	$0.01-2.50	$0.80

Warrants, Convertible Debt and options granted	100,000	$0.25	$0.25
Warrants and options cancelled or expired	(367,058)	$0.50-1.28	$0.97

Outstanding at June 26, 2009	3,632,840	$0.01-2.50	$0.77

Exercisable at June 26, 2009	3,532,840	$0.01-2.50	$0.78
Exercisable at December 26, 2008	3,849,898	$0.01-2.50	$0.80

The following table summarizes information about options and warrants outstanding and exercisable as of June 26, 2009:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$0.01	334,899	1.8 years	$0.01	1.8 years	334,899	$0.01
$0.25-0.77	1,618,529	2.3 years	$0.59	2.1 years	1,518,529	$0.61
$1.00-2.50	1,679,412	0.83 years	$1.09	0.83 years	1,679,412	$1.09

As of June 26, 2009 and December 26, 2008, there were 3,532,840 and 3,849,898 options exercisable at a weighted average exercise price of $0.78 and $0.80, respectively. The weighted average fair value of options at the date of grant of the options was $0.27 and $0.27 for 2009 and 2008, respectively.

5. Related Party Transaction

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $12,900 and $15,000 during the 26-week periods ended June 26, 2009 and June 27, 2008, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

6. Subsequent Events

In July 2009, Jagged Peak Canada, Inc, a wholly owned subsidiary of Jagged Peak, Inc, began operations in Canada.

In August of 2008, the Company expanded its leased warehouse space into the adjacent building. The adjacent space is approximately 17,000 square feet with a monthly rent expense of approximately $8,000. The Company has decided not to extend the lease for the adjacent space beyond August of 2009 and has ceased using that facility as of July 31, 2009.

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

Jagged Peak provides outsourced e-commerce and supply chain solutions that enable manufacturers, distributors, and consumer brand companies the ability to quickly and cost effectively establish and operate a direct to customer online business that is fully integrated with their offline sales channels. Jagged Peak’s proven solutions provide companies the tools, expertise, infrastructure and scalability they need to create and maximize their direct to customer sales channel potential without the risk and burden of managing it themselves. The Company uniquely provides companies the benefit of maintaining complete control of the channel, ownership of the customer relationship and retention of the gross product margin normally lost to distributors, resellers and other trading partners.

Jagged Peak has a network of independently owned fulfillment warehouses throughout North America that enables its clients to provide better service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

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

RESULTS OF OPERATIONS

For the 13-week period ended June 26, 2009 compared to the 13-week period ended June 27, 2008

Revenues decreased approximately $266,600, or 7%, to approximately $3,595,700 for the 13-week period ended June 26, 2009, as compared to approximately $3,862,300 for the 13-week period ended June 27, 2008. The decrease in revenue primarily related to (i) the decline in the overall economy, (ii) distribution of transactions to network warehouses, and (iii) lower technology services.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, decreased by approximately $102,700, or 4%, to approximately $2,653,000 for the 13-week period ended June 26, 2009, as compared to approximately $2,755,700 for the 13-week period ended June 27, 2008. As a percentage of revenues, cost of revenue amounted to approximately 74% of related revenues for the 13-week period ended June 26, 2009, as compared with approximately 71% for the 13-week period ended June 27, 2008. The decrease in cost of revenue and the increase as a percentage of revenue resulted primarily from (i) the decrease in revenue due to the decline in the overall economy, (ii) lower technology revenue, and (iii) the costs related to the establishment of two new network warehouses. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase.

Selling, general and administrative expense decreased by approximately $25,900, or 2%, to approximately $1,039,700 for the 13-week period ended June 26, 2009 as compared to approximately $1,065,600 for the 13-week period ended June 27, 2008. The decrease was primarily related to (i) elimination of certain administrative costs, (ii) focusing marketing efforts on the core business, and (iii) adjustments in spending budgets to reflect the current revenue pattern. Management will continue to adjust administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $213,700 for the 13-week period ended June 26, 2009, compared with the loss from continuing operations before provisions for income taxes of approximately $97,700 for the 13-week period ended June 27, 2008.

The income tax benefit was approximately $81,100 for the 13-week period ended June 26, 2009 compared to an income tax benefit of approximately $29,600 for the 13-week period ended June 27, 2008. Differences between the effective tax rate used for 2009 and 2008, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 26, 2009 the Company had federal and state net operating loss carry-forwards totaling approximately $1,689,900, which begin to expire in 2021.

Basic loss per share from continuing operations for the 13-week period ended June 26, 2009 was $0.01 per weighted average share, compared with basic loss of $0.00 per weighted average share for the 13-week period ended June 27, 2008.

For the 26-week period ended June 26, 2009 compared to the 26-week period ended June 27, 2008

Net revenues decreased approximately $200,800, or 3%, to approximately $7,603,500 for the 26-week period ended June 26, 2009, as compared to approximately $7,804,300 for the 26-week period ended June 27, 2008. The decrease in revenue primarily related to (i) the decline in the overall economy, (ii) distribution of transactions to network warehouses, and (iii) lower technology services.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, decreased by approximately $126,000, or 2%, to approximately $5,637,900 for the 26-week period ended June 26, 2009, as compared to approximately $5,763,900 for the 26-week period ended June 27, 2008. As a percentage of revenues, cost of sales amounted to approximately 74% of related revenues for the 26-week period ended June 26, 2009, as compared with approximately 74% for the 26-week period ended June 27, 2008. The decrease in cost of revenue resulted primarily from (i) the decrease in overall revenue, and (ii) the decrease in technology revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase.

Selling, general and administrative expense increased by approximately $168,300, or 8%, to approximately $2,163,300 for the 26-week period ended June 26, 2009 as compared to approximately $1,995,000 for the 26-week period ended June 27, 2008. The increase was primarily related to (i) increased staffing during the first quarter to support the expected continued growth in revenue, and (ii) increased marketing efforts. Management will continue to adjust administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $429,600 for the 26-week period ended June 26, 2009, compared with the loss from continuing operations before provisions for income taxes of approximately $220,000 for the 26-week period ended June 27, 2008.

The income tax benefit was approximately $149,600 for the 26-week period ended June 26, 2009 compared to an income tax benefit of approximately $66,400 for the 26-week period ended June 27, 2008. Differences between the effective tax rate used for 2009 and 2008, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 26, 2009 the Company had federal and state net operating loss carry-forwards totaling approximately $1,689,900, which begin to expire in 2021.

Basic loss per share from continuing operations for the 26-week period ended June 26, 2009 was $0.02 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 26-week period ended June 27, 2008.

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

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, shipping and handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. Work in process represents unbilled costs and services. Shipping and handling costs are classified as cost of revenue.

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

During the 26-week periods ended June 26, 2009 and June 27, 2008, sales to one customer amounted to approximately $5,560,900 and $4,868,100, respectively, or 73% and 62% of total revenues, respectively. Accounts receivable from the same customer at June 26, 2009 amounted to approximately $354,200, or approximately 28% of the balance. Accounts receivable from two customers at June 27, 2008 amounted to approximately $567,200 or approximately 40% of the balance. This customer is a large international company with more than one hundred brands and we continue to expand services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $250,000 and $230,000 is considered necessary as of June 26, 2009 and December 26, 2008, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended June 26, 2009 by approximately $10,000. We do not accrue interest on past due receivables.

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through its reverse acquisition with Absolute Glass, the Company acquired net operating losses for tax purposes of approximately $2.4 million. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the limitation the Company has placed a full valuation against that asset of approximately $900,000.

EBITDA

EBITDA for the 26-week period ended June 26, 2009 was negative by approximately $70,700 compared to approximately $193,300 in the comparable period of the prior year. The decrease in the EBITDA directly relates to the increase of selling, general and administrative expenses and decreased revenue. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 26-weeks ended
	June 26, 2009	June 27, 2008

Net loss as reported	$(280,000)	$(153,600)

Income tax benefit	(149,600)	(66,400)

Interest expense	231,900	265,400

Depreciation and amortization	127,000	147,900

EBITDA	$(70,700)	$193,300

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report earnings “EBITDA,” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA, when applicable. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 26, 2009 the Company had approximately $1,891,000 of negative working capital and has cash and cash equivalents of approximately $47,900, compared with approximately $126,500 of cash and cash equivalents at December 26, 2008. The primary reason for the negative working capital is the classification of the note payable as short term and the normal seasonality of our sales cycle which decreases our account receivable. The final payment of the note is due in December of 2009 and management expects to refinance this debt, however because of the pre-payment penalty, management does not believe it is in the best interest of the Company to complete this refinancing early.

During the 26-week period ended June 26, 2009 cash decreased by approximately $78,600. This change was primarily caused by the significant investing activities and the repayment of debt. Operations generated approximately $331,900 of cash, which was primarily effected by (i) losses from operations, (ii) decrease in accrued salaries, and (iii) decrease in accounts payable, however was off-set by (iv) the significant decrease in the accounts receivable, (v) non-cash expenses, including but not limited to amortization related to long term debt, depreciation and amortization, and (vi) other changes in assets and liabilities. Management expects to have positive cash flow from operations going forward, except in periods when the accounts receivable and work in process balances significantly increase based on revenue growth. Management has approximately $298,000 on the line of credit available at June 26, 2009 for any short term cash needs.

The Company has purchased approximately $60,900 of computer and warehouse equipment and invested approximately $256,700 in the development and enhancement of the Company’s core applications during the 26 week period ended June 26, 2009. In addition, the Company reduced its overall debt by approximately $92,900 during the 26 week period ended June 26, 2009.

Management expects that positive cash flow from operations will allow the Company to continue to make payments on the note payable according to the terms of the loan agreement. Management expects to obtain additional financing to make the final balloon payment of $920,000, due in December of 2009. Based on the cash flow from operations and the Company’s past history, management believes the Company will be able to find financing with reasonable terms. Management does not expect to start the process of obtaining the additional debt until the end of the third or fourth quarter, primarily due to the significant prepayment penalty of the current note payable. If the Company is unable to obtain the necessary financing from a conventional bank or other debt investor, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 26, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended June 26, 2009 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There are no unregistered sales of equity securities that have not been previously filed or included in an 8-K report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

During the 26-week period ended June 26, 2009, the Company did not submit any matters to a vote of its security holders.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated August 7, 2009

31.2	Certification of the Chief Financial Officer dated August 7, 2009

32.1	Written Statements of the Chief Executive Officer dated August 7, 2009

32.2	Written Statements of the Chief Financial Officer dated August 7, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	August 7, 2009
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	August 7, 2009
Andrew J. Norstrud	Date
Chief Financial Officer