Form 10-Q
period 2009-09-25
JAGGED PEAK, INC.
filed 2009-11-06
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 25, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant has 14,677,594 shares of common stock outstanding as of November 5, 2009.

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Balance Sheets

	September 25, 2009 (Unaudited)	December 26, 2008 (Audited)
Assets
Current assets:
Cash	$149,200	$126,500
Accounts receivable, net of allowance for doubtful accounts of $240,000 and $230,000 at September 25, 2009 and December 26, 2008, respectively	1,671,000	1,923,800
Other receivables	123,000	135,000
Work in process, net of allowance of $30,000 at September 25, 2009 and December 26, 2008	109,100	149,700
Deferred tax asset	192,200	268,600
Other current assets	150,100	443,800

Total current assets	2,394,600	3,047,400

Property and equipment, net of accumulated depreciation of $2,041,700 and $1,885,700 at September 25, 2009 and December 26, 2008, respectively	243,900	327,400

Other assets:
EDGE and other applications, net of accumulated amortization of $1,370,200 and $1,318,100 at September 25, 2009 and December 26, 2008, respectively	353,100	79,400
Deferred tax asset	1,422,800	1,138,700

Total long-term assets	2,019,800	1,545,500

Total assets	$4,414,400	$4,592,900

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,551,000	$1,641,500
Accrued payroll and bonuses	374,800	407,800
Other accrued expenses	77,200	61,900
Revolving Note, $80,900 and $1,000,000 was available at September 25, 2009 and December 26, 2008, respectively	393,700	0
Deferred rent	34,900	34,900
Notes payable	1,010,000	1,415,000
Deferred revenue and customer deposits	937,800	600,200

Total current liabilities	4,379,400	4,161,300

Long-term liabilities:
Deferred rent, long term	29,200	57,200

Total long-term liabilities	29,200	57,200

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 25, 2009 and December 26, 2008
Common stock, $.001 par value; 70,000,000 shares authorized; 14,677,594 shares issued and outstanding at September 25, 2009 and December 26, 2008	14,800	14,800
Additional paid-in capital	3,391,400	3,388,400
Accumulated deficit	(3,400,400)	(3,028,800)

Total stockholders’ equity	5,800	374,400

Total liabilities and stockholders’ equity	$4,414,400	$4,592,900

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations (Unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008

Revenue	$4,097,400	$4,225,500	$11,700,900	$12,029,800

Cost of revenues	3,103,700	2,991,200	8,741,600	8,755,100

Gross profit	993,700	1,234,300	2,959,300	3,274,700

Selling, general and administrative expenses	1,026,700	1,081,700	3,190,000	3,076,700

Operating (loss) income	(33,000)	152,600	(230,700)	198,000

Other expenses, net	1,200		1,200
Interest expense	115,500	129,200	347,400	394,600

Profit (loss) before tax (benefit) expense	(149,700)	23,400	(579,300)	(196,600)

Provision for income tax (benefit) expense	(58,100)	14,300	(207,700)	(52,100)

Net (loss) income	$(91,600)	$9,100	$(371,600)	$(144,500)

Weighted average number of common shares outstanding – basic	14,677,594	14,659,261	14,677,594	14,639,354

Weighted average number of common shares outstanding – fully diluted	14,677,594	14,975,555	14,677,594	14,639,354

Net loss per share – basic & fully diluted	$(0.01)	$0.00	$(0.03)	$(0.01)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

39 Week Period Ended September 25, 2009 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 26, 2008	14,677,594	$14,800	$3,388,400	$(3,028,800)	$374,400

Amortization of officer, director, consultant and employee equity compensation			3,000		3,000

Net loss for the period				(371,600)	(371,600)

Balance, September 25, 2009	14,677,594	$14,800	$3,391,400	$(3,400,400)	$5,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	39 Week Period Ended
	September 25, 2009		September 26, 2008
Operating activities
Net loss		$(371,600)		$(144,500)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization		208,100		209,800
Non-cash consulting expense				8,800
Non-cash amortization of officers, director and employees equity compensation		3,000		40,600
Amortization of warrants related to long term debt		241,000		241,000
Adjustment to allowance for bad debt expense		134,100		84,300
Changes in:
Accounts receivable		118,700		688,600
Work-in-process		40,600		(81,600)
Other receivables		12,000		13,000
Other current assets		52,700		(28,400)
Deferred tax asset and liability, net		(207,700)		(52,100)
Accounts payable		(90,500)		(252,000)
Accrued payroll		(33,000)		9,500
Accrued expenses		15,300		(11,500)
Deferred rent		(28,000)		(20,600)
Other liabilities		337,600		152,000

Net cash provided by operating activities		432,300		856,900

Investing activities
Acquisition of property and equipment		(72,500)		(114,700)
Acquisition/development of software/ Edge platform		(325,800)		(20,700)

Cash flows used by investing activities		(398,300)		(135,400)

Financing activities
Net proceeds and payments on the revolving note		393,700		(165,300)
Payments on notes payable		(405,000)		(405,000)

Cash flows used by financing activities		(11,300)		(570,300)

Net increase in cash		22,700		151,200

Cash, beginning of period		126,500		74,000

Cash, end of period		$149,200		$225,200

Supplemental disclosure of cash flow information
Cash paid during the period for taxes	$		$
Cash paid during the period for interest		$106,400		$155,600

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 39-Week Periods Ended September 25, 2009 and the 13 and

39-Week Periods Ended September 26, 2008

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

Jagged Peak recently announced the launch of TotalCommerce™, a solution that includes everything a company needs to quickly and cost effectively launch a fully operational, best practices direct to consumer sales channel in less than 60 days. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which are managed through technology provided by Jagged Peak, Inc.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended September 25, 2009 and September 26, 2008 both consist of 13 and 39 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the consolidated financial position at September 25, 2009, (b) the consolidated results of operations for the 13 and 39 weeks ended September 25, 2009 and September 26, 2008, (c) the consolidated statement of changes in stockholders’ equity for the 39 week period ended September 25, 2009, and (d) the consolidated cash flows for the 39 weeks ended September 25, 2009 and September 26, 2008, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 26, 2008.

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

There was approximately $69,100 capitalized during the 13 week period ended September 25, 2009 and approximately $325,800 capitalized during the 39 week period ended September 25, 2009 and there was no amount capitalized during the 13 week period ended September 26, 2008 and approximately $20,700 capitalized during the 39 week period ended September 26, 2008. Amortization expense related to capitalized software and charged to operations for the 13 week and 39 week periods ended September 25, 2009 was approximately $29,800 and $52,100, respectively. Amortization expense related to capitalized software and charged to operations for the 13 week and 39 week periods ended September 26, 2008 was approximately $8,500 and $58,000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, money in the process of being swept from the lockbox and investments in money market funds with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

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

During the 39-week periods ended September 25, 2009 and September 26, 2008, sales to one customer amounted to approximately $8,897,300 and $7,565,900, respectively, or 76% and 63% of total revenues, respectively. Accounts receivable from the same customer at September 25, 2009 amounted to approximately $1,111,000 or approximately 58% of the balance. Accounts receivable from two customers at September 26, 2008 amounted to approximately $772,000 or approximately 41% of the balance. This customer is a large international company with more than one hundred brands and we continue to expand services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $240,000 and $230,000 is considered necessary as of September 25, 2009 and December 26, 2008, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 25, 2009 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 39-week period ended September 25, 2009 and September 26, 2008, there was no impairment of long-lived or intangible assets.

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

Estimated Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s debt is estimated based on the current rates offered to the Company for debt of the same remaining maturities.

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through its reverse acquisition of Absolute Glass, the Company acquired net operating losses for tax purposes of approximately $2.4 million or a deferred tax asset of approximately $900,000. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the possible limitation on taking advantage of these acquired net operating losses, the Company has placed a full valuation allowance against that asset of approximately $900,000

Stock-Based Compensation

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2008: the historical dividend rate of 0%; the risk-free interest rate of approximately 4%, for periods within the contractual life of the option, based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years, which was calculated based on the Company’s historical pattern of options granted and expected to be outstanding; and expected volatility of 175%, which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being forfeited prior to expiration or termination.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2009: the historical dividend rate of 0%; the risk-free interest rate of between approximately 2.4% and 3.8%, for periods within the contractual life of the option, based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years, which was calculated based on the Company’s historical pattern of options granted and expected to be outstanding; and expected volatility of between 195% and 160%, which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being forfeited prior to expiration or termination.

There were 200,000 options granted during the 39-week period ended September 25, 2009 and 125,000 options granted during the 39-week period ended September 26, 2008. As of September 25, 2009, there was approximately $9,000 of unrecognized stock-based compensation expense related to nonvested stock options.

The following table represents our nonvested stock option activity for the 39-week period ended September 25, 2009:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options – December 26, 2008	50,000	$0.19

Granted	200,000	$0.13
Vested
Expired	50,000	$0.19

Nonvested options – September 25, 2009	200,000	$0.13

There was no aggregate intrinsic value of options outstanding at September 25, 2009, based on the Company’s closing stock price of $0.14 as of the last business day of the period ended September 25, 2009, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at September 25, 2009, based on the Company’s closing stock price of $0.14 as of the last business day of the period ended September 25, 2009, which would have been received by the optionees had all options exercisable been exercised on that date. There were no options exercised during the 39-weeks ended September 25, 2009 and September 26, 2008.

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. There was no recorded translation gains for the 13 and 39 week periods ended September 25, 2009. Net gains and losses resulting from foreign exchange transactions are recorded as a component of interest income and other, net. We recorded $1,200 of net losses for the 13 and 39 week periods ended September 25, 2009 from assets and liabilities denominated in a currency other than the local currency.

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the related period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive options outstanding during the year. The weighted average number of shares was approximately 14,677,594 and 14,639,354 for the 39-week periods ended September 25, 2009 and September 26, 2008, respectively. The diluted weighted average number of shares was approximately 14,990,647 and 14,958,084 for the 39-week periods ended September 25, 2009 and September 26, 2008, respectively.

The weighted average number of shares was approximately 14,677,594 and 14,659,261 for the 13-week periods ended September 25, 2009 and September 26, 2008, respectively. The diluted weighted average number of shares was approximately 14,990,887 and 14,975,555 for the 13-week periods ended September 25, 2009 and September 26, 2008, respectively.

Common stock equivalents for the 39-week periods ended September 25, 2009 and September 26, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the 39-week periods ended September 25, 2009 and September 26, 2008 excludes approximately 313,053 and 318,730 shares that could dilute earnings per share in future periods, respectively.

Common stock equivalents for the 13-week period ended September 25, 2009 was anti-dilutive due to the net losses sustained by the Company during that period. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the 13-week period ended September 25, 2009 excludes approximately 313,293 shares that could dilute earnings per share in future periods, respectively.

Recently Issued Financial Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) issued, “Multiple Deliverable Revenue Arrangements”, which modifies accounting for multiple element arrangements by requiring that the separation of the arrangements be based on estimated selling prices based on entity specific assumptions rather than fair value, eliminating the residual method of allocation and requiring additional disclosures related to such arrangements. The standard is effective prospectively for arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact the adoption of the standard will have on its consolidated financial statements.

In October 2009, the FASB issued, “Certain Revenue Arrangements That Include Software Elements”, which amends software revenue recognition guidance to eliminate from its scope tangible products containing software components that function together to deliver the tangible product’s essential functionality and to provide guidance on how to allocate arrangement consideration to deliverables in an arrangement that contain both tangible products and software. The standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company has not yet evaluated the impact the adoption of the standard will have on its consolidated financial statements.

In August 2009, the FASB issued changes to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Management has determined that the adoption of these changes will not have an impact on the consolidated financial statements.

In June 2009, the FASB issued Codification and the Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative

GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. Management has determined that the adoption of these changes will not have an impact on the consolidated financial statements.

In June 2009, the FASB issued Amendments to Consolidation of Variable Interest Entities to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment are at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. Management has determined that the adoption of these changes will not have an impact on the consolidated financial statements.

In May 2009, the FASB issued Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. The Company evaluated subsequent events through November 5, 2009, the issuance date of the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by FASB (including EITF), the AICPA and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Other Assets

Other assets consist of:

	September 25, 2009	December 26, 2008
Capitalized debt cost	$67,000	$$308,400

Current portion classified as other current asset	67,000	308,400

	$0	$0

4.	Equity

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 28, 2007	4,389,898	$0.01 - 2.50	$0.84
Warrants, Convertible Debt and options granted	125,000	$0.30 - 0.50	$0.38
Warrants and options cancelled or expired	(615,000)	$0.55 - 1.00	$0.98

Outstanding at December 26, 2008	3,899,898	$0.01 - 2.50	$0.80

Warrants, Convertible Debt and options granted	200,000	$0.25	$0.25
Warrants and options cancelled or expired	(502,058)	$0.50 - 1.28	$0.98

Outstanding at September 25, 2009	3,597,840	$0.01 - 2.50	$0.74

Exercisable at September 25, 2009	3,397,840	$0.01 - 2.50	$0.77
Exercisable at December 26, 2008	3,849,898	$0.01 - 2.50	$0.80

The following table summarizes information about options and warrants outstanding and exercisable as of September 25, 2009:

Range of Exercise Price	Outstanding Warrants and Options			Exercisable Warrants and Options
	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$0.01	334,899	1.6 years	$0.01	1.6 years	334,899	$0.01
$0.25-0.77	1,718,529	2.0 years	$0.59	1.9 years	1,518,529	$0.61
$1.00-2.50	1,544,412	0.6 years	$1.10	0.6 years	1,544,412	$1.10

As of September 25, 2009 and December 26, 2008, there were 3,397,840 and 3,849,898 options exercisable at a weighted average exercise price of $0.77 and $0.80, respectively. The weighted average fair value of options at the date of grant of the options was $0.27 and $0.27 for 2009 and 2008, respectively.

5.	Related Party Transaction

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $12,900 and $24,500 during the 39-week periods ended September 25, 2009 and September 26, 2008, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

Jagged Peak recently announced the launch of TotalCommerce™, a solution that includes everything a company needs to quickly and cost effectively launch a fully operational, best practices direct to consumer sales channel in less than 60 days. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which are managed through technology provided by Jagged Peak, Inc.

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

RESULTS OF OPERATIONS

For the 13-week period ended September 25, 2009 compared to the 13-week period ended September 26, 2008

Revenues decreased approximately $128,100, or 3%, to approximately $4,097,400 for the 13-week period ended September 25, 2009, as compared to approximately $4,225,500 for the 13-week period ended September 26, 2008. The decrease in revenue primarily related to (i) the decline in the overall economy, (ii) distribution of transactions to network warehouses which lowers overall amounts charged to customers, and (iii) lower revenue from technology services. The newly operating Canadian operation had approximately $348,400 of revenue for the 13-week period ended September 25, 2009.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $112,500, or 4%, to approximately $3,103,700 for the 13-week period ended September 25, 2009, as compared to approximately $2,991,200 for the 13-week period ended September 26, 2008. As a percentage of revenues, cost of revenue amounted to approximately 76% of related revenues for the 13-week period ended September 25, 2009, as compared with approximately 71% for the 13-week period ended September 26, 2008. The increase in cost of revenue and the increase as a percentage of revenue resulted primarily from (i) the decrease in revenue due to the decline in the overall economy, (ii) lower technology revenue, (iii) inefficiencies in the initial launch of the Canadian operations, and (iv) the costs related to the establishment of a new network warehouse. The newly operating Canadian operation had approximately $333,700 of cost of revenues for the 13-week period ended September 25, 2009. Management expects the Canadian operation to operate with similar cost of revenue margins as other network locations in 2010.

Selling, general and administrative expense decreased by approximately $55,000, or 5%, to approximately $1,026,700 for the 13-week period ended September 25, 2009 as compared to approximately $1,081,700 for the 13-week period ended September 26, 2008. The decrease was primarily related to (i) elimination of certain administrative costs, (ii) focusing marketing efforts on the core business, and (iii) adjustments in spending budgets to reflect the current revenue pattern. Management will continue to adjust administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. The newly operating Canadian operation had approximately $65,300 of administrative costs for the 13-week period ended September 25, 2009. The Canadian operation expensed approximately $61,000 of direct start-up related costs during the period ended September 25, 2009. Management expects administrative costs of the Canadian operation to be significantly less.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $33,000 for the 13-week period ended September 25, 2009, compared with a profit from continuing operations before provisions for income taxes of approximately $152,600 for the 13-week period ended September 26, 2008. The loss from continuing operations primarily resulted from the decreased revenue and the significant start-up costs recognized during the period associated with the Canadian operation.

The income tax benefit was approximately $58,100 for the 13-week period ended September 25, 2009 compared to an income tax expense of approximately $14,300 for the 13-week period ended September 26, 2008. Differences between the effective tax rate used for 2009 and 2008, as compared to the U.S. federal statutory rate and the Canadian statutory rate are primarily due to permanent differences. As of September 25, 2009, the Company had federal and state net operating loss carry-forwards totaling approximately $4,089,600, which begin to expire in 2021.

Basic loss per share from continuing operations for the 13-week period ended September 25, 2009 was $0.01 per weighted average share, compared with basic loss of $0.00 per weighted average share for the 13-week period ended September 26, 2008.

For the 39-week period ended September 25, 2009 compared to the 39-week period ended September 26, 2008

Net revenues decreased approximately $328,900, or 3%, to approximately $11,700,900 for the 39-week period ended September 25, 2009, as compared to approximately $12,029,800 for the 39-week period ended September 26, 2008. The decrease in revenue primarily related to (i) the decline in the overall economy, (ii) distribution of transactions to network warehouses which lowers overall amounts charged to customers, and (iii) lower revenue from technology services. The newly operating Canadian operation had approximately $348,400 of revenue for the 39-week period ended September 25, 2009.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, decreased by approximately $13,500, or less than 1%, to approximately $8,741,600 for the 39-week period ended September 25, 2009, as compared to approximately $8,755,100 for the 39-week period ended September 26, 2008. As a percentage of revenues, cost of sales amounted to approximately 75% of related revenues for the 39-week period ended September 25, 2009, as compared with approximately 73% for the 39-week period ended September 26, 2008. The decrease in cost of revenue resulted primarily from (i) the decrease in overall revenue, and (ii) the decrease in technology revenue. The newly operating Canadian operation had approximately $333,700 of cost of revenue for the 39-week period ended September 25, 2009. Management expects the Canadian operation to operate with similar cost of revenue margins as other network locations in 2010.

Selling, general and administrative expense increased by approximately $113,300, or 4%, to approximately $3,190,000 for the 39-week period ended September 25, 2009 as compared to approximately $3,076,700 for the 39-week period ended September 26, 2008. The increase was primarily related to (i) increased staffing during the first quarter to support the expected continued growth in revenue, and (ii) increased marketing efforts. Management will continue to adjust administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $230,700 for the 39-week period ended September 25, 2009, compared with a profit from continuing operations before provisions for income taxes of approximately $198,000 for the 39-week period ended September 26, 2008.

The income tax benefit was approximately $207,700 for the 39-week period ended September 25, 2009 compared to an income tax benefit of approximately $52,100 for the 39-week period ended September 26, 2008. Differences between the effective tax rate used for 2009, and 2008, as compared to the U.S. federal statutory rate and Canadian statutory rate are primarily due to permanent differences. As of September 25, 2009 the Company had federal and state net operating loss carry-forwards totaling approximately $4,089,600, which begin to expire in 2021.

Basic loss per share from continuing operations for the 39-week period ended September 25, 2009 was $0.03 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 39-week period ended September 26, 2008.

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

During the 39-week periods ended September 25, 2009 and September 26, 2008, sales to one customer amounted to approximately $8,897,300 and $7,565,900, respectively, or 76% and 63% of total revenues, respectively. Accounts receivable from the same customer at September 25, 2009 amounted to approximately $1,111,000, or approximately 58% of the balance. Accounts receivable from two customers at September 26, 2008 amounted to approximately $772,000 or approximately 41% of the balance. This customer is a large international company with more than one hundred brands and we continue to expand services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $240,000 and $230,000 is considered necessary as of September 25, 2009 and December 26, 2008, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would have increased the current bad debt expense for the period ended September 25, 2009 by approximately $10,000. We do not accrue interest on past due receivables.

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. Through its reverse acquisition of Absolute Glass, the

Company acquired net operating losses for tax purposes of approximately $2.4 million or a deferred tax asset of approximately $900,000. Internal Revenue Code Sec. 382 places limitations on the utilization of the acquired net operating losses. Due to the possible limitation on taking advantage of these acquired net operating losses, the Company has placed a full valuation allowance against that asset of approximately $900,000.

EBITDA

EBITDA for the 39-week period ended September 25, 2009 was negative by approximately $23,800 compared to positive EBITDA of approximately $407,800 in the comparable period of the prior year. The decrease in the EBITDA directly relates to the increase of selling, general and administrative expenses and decreased revenue. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation, when applicable. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 39-weeks ended
	September 25, 2009	September 26, 2008

Net loss as reported	$(371,600)	$(144,500)

Income tax benefit	(207,700)	(52,100)

Interest expense	347,400	394,600

Depreciation and amortization	208,100	209,800

EBITDA	$(23,800)	$407,800

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 25, 2009, the Company had approximately $1,984,800 of negative working capital and had cash and cash equivalents of approximately $149,200, compared with approximately $126,500 of cash and cash equivalents at December 26, 2008. The primary reason for the negative working capital is the classification of the note payable as short term, the significant losses in the first and second quarter and the normal seasonality of our sales cycle. In addition, there was significant cash used in the set up of the Canadian operations, which management expects to be able to recover in the fourth quarter. The final payment of the note is due in December of 2009 and management expects to refinance this debt, however because of the pre-payment penalty, management does not believe it is in the best interest of the Company to complete this refinancing early. If management is unable to refinance this debt, the Company will be in default of the loan, however as the Company continues to be cash flow positive from operations, management believes it will be able to structure an arrangement to repay the debt.

During the 39-week period ended September 25, 2009, cash increased by approximately $22,700. This increase in cash was primarily the result of cash generated from operations of approximately $432,300 offset by cash used in investing activities of approximately $398,300 related to investment in new computer equipment and enhancements to the Company’s core applications as noted below. In addition, the Company used approximately $70,000 in the set up of the Canadian operations during the third quarter. Management expects to continue to have positive cash flow from operations going forward, except in periods when the accounts receivable and work in process balances significantly increase based on revenue growth. Management has approximately $80,900 on the line of credit available at September 25, 2009 for any short term cash needs.

The Company used approximately $398,300 in cash for investing activities during the 39-week period ended, September 25, 2009. The Company purchased approximately $72,500 of computer and warehouse equipment and invested approximately $325,800 in the development and enhancement of the Company’s core applications during the 39-week period ended September 25, 2009. In addition, the Company used approximately $11,300 in financing activities during the 39-week period ended, September 25, 2009.

Management expects that positive cash flow from operations will allow the Company to continue to make the regular monthly payments on the note payable according to the terms of the loan agreement. The Company will need to obtain additional financing to make the final balloon payment of $920,000, due in December of 2009. Management has initiated several meetings with potential investors with some positive results. Based on the cash flow from operations and the Company’s past history, management believes the Company will be able to obtain a term sheet for financing with reasonable terms. Management did not start the process of obtaining the additional debt until the fourth quarter, primarily due to the significant prepayment penalty of the current note payable. If the Company is unable to obtain the necessary financing from a conventional bank or other debt investor, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock. In addition, if the Company is unable to secure the necessary financing, the Company might be required to seek protection under bankruptcy protection laws, which could have a significant impact to current shareholders; however if this occurs management believes that the Company could quickly emerge from bankruptcy, since the business fundamentals are strong and the Company continues to have positive cash flow from operations. Despite the Company’s positive cash flow, there can be no assurance that the Company could emerge from bankruptcy given the uncertainties in the financial markets and the world economy.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

Item 4(T). Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 25, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended September 25, 2009 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the 39-week period ended September 25, 2009, the Company did not submit any matters to a vote of its security holders.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated November 5, 2009

31.2	Certification of the Chief Financial Officer dated November 5, 2009

32.1	Written Statements of the Chief Executive Officer dated November 5, 2009

32.2	Written Statements of the Chief Financial Officer dated November 5, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 5, 2009
Paul B. Demirdjian	Date
Chief Executive Officer

/s/ Andrew J. Norstrud	November 5, 2009
Andrew J. Norstrud	Date
Chief Financial Officer