Form 10-K
period 2009-12-25
JAGGED PEAK, INC.
filed 2010-03-10
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 25, 2009

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

Title of each class:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained in herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant was $2,124,600, based on $0.145 per share, the registrant’s common stock at June 26, 2009.

There were 16,020,961 shares of the registrant’s common stock outstanding as of March 9, 2010.

Jagged Peak, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 25, 2009

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

INDUSTRY OVERVIEW

According to most market indicators, e-commerce sales continue to grow at a rapid pace. Many industry analysts predict strong e-commerce growth rates to continue in the U.S., with even higher expected growth rates in European and Asia-Pacific markets. There are a number of growth factors to be considered: (i) continued adoption of the Internet as a means of commerce; (ii) increase in users with high speed internet connection, which enables providers to create more interactive and customer specific web portals; (iii) Internet users like the convenience of buying products online and the ability to have that product delivered to their destination of choice; (iv) enhancements to online store functionality, enabling not only the user additional purchase options, it also enables sellers ability to quickly take advantage of market fluctuations through immediate price changes and adjustments to sales promotions; (v) the sellers are able to better track customer buying habits and Internet activity, which enables them to focus marketing efforts and costs on the ideal customer group; and (vi) businesses are placing increased emphasis on their online business.

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

•

Mergers and Acquisitions – Jagged Peak has a strong management team with extensive experience in mergers and acquisitions. The Company is looking for strategic acquisitions that will expand Jagged Peak’s web-based technology services and its clientele.

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

Our environment architecture consists of multiple layers to ensure smooth operation with minimal interruption. By co-locating our mission critical systems, we enable ourselves to separate our web accessible systems from those that support our internal functions. Each network is protected using industry standard encryption, authentication, firewalls, and anti-virus software. With dependant clients spanning the entire globe, state of the art monitoring is used to provide alerting, logging, and the timely notifications needed to support a twenty-four hour, three hundred and sixty-five day operation. Whenever possible we continue to improve and implement the latest in best-practices to ensure that our system infrastructure remains current and up-to-date, allowing us to keep sensitive information safe and our systems secure while meeting the changing demands of our clients and an always evolving industry.

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

PERSONNEL

At December 25, 2009, the Company had approximately 95 full time employees. At this time, none of the Company’s employees are covered by a collective bargaining agreement. The Company recognizes the employees as one of its most valuable asset and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of our clients.

RISK MANAGEMENT

The Company maintains general liability, errors and omissions, property, property of others and workers’ compensation insurance. The Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

CORPORATE INFORMATION

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and amended its name to Jagged Peak, Inc. In July 2005, Jagged Peak, Inc. merged with a subsidiary of Absolute Glass Inc., which was incorporated in Nevada in November of 1999. Absolute Glass, Inc. subsequently amended its articles of incorporation and changed its name to Jagged Peak, Inc. (the “Company”). The Company’s principal executive offices are located at 3000 Bayport Drive, Tampa, Florida 33607. The telephone number is (813) 637-6900 and the Internet website address is www.JaggedPeak.com.

Item 1A.	Risks Factors

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

Any parties asserting that our products infringe upon their proprietary rights would require us to defend ourselves, and possibly our customers, manufacturers or suppliers against the alleged infringement. Regardless of their merit, these claims could result in costly litigation and subject us to the risk of significant liability for damages. Such claims would likely be time consuming and expensive to resolve, would divert management time and attention and would put us at risk to:

•	Stop selling, incorporating or using our products that incorporate the challenged intellectual property;

•	Obtain from the owner of the intellectual property right, a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all;

•	Redesign those products that use such technology; or

•	Accept a return of products that use such technologies.

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

RECENT GLOBAL ECONOMIC TRENDS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily through limiting our access to credit, our ability to refinance debt and disrupting our customers’ business, which is heavily dependent on retail and e-commerce transactions. Although we currently believe that we will be able to obtain the necessary financing in the future, there is no assurance that these institutions will be able to loan us the necessary capital, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States economy or other national economies important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

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

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE

Jagged Peak had losses before tax benefit of approximately $338,800 for the fiscal year ended December 25, 2009, and losses before tax benefit of approximately $260,700 for the fiscal year ended December 26, 2008, and there can be no assurance that the Company will not incur additional losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to operate profitably.

WE ARE DEPENDENT ON A SMALL NUMBER OF CLIENTS FOR A LARGE PORTION OF OUR SALES AND A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE WOULD CAUSE OUR REVENUE TO DECLINE

Sales to one of our clients, Nespresso USA, a division of Nestle, accounted for approximately 77% of our revenue in 2009, an increase of approximately 12% since 2008. A significant reason for the increase was the opening of our Canadian operation. Contracts with our clients are generally two to three years in length. If any one of these key contracts is not renewed or otherwise terminates, particularly this contract, or if revenues from this or other key clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to obtain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and at the same time develop new client relationships.

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

LAWS RELATING TO USER INFORMATION AND ONLINE PRIVACY MAY LIMIT THE COLLECTION AND USE OF END-USER DATA FOR OUR CLIENTS

We collect and maintain end-user data for our clients, which subjects us to increasing international, federal and state regulation related to online privacy and the use of personal user information. Congress recently enacted anti-SPAM legislation with which we must comply when providing e-mail campaigns for our clients. Bills are pending in Congress and in various states that address online privacy protections. Several states have proposed, and some have enacted, legislation that would limit the use of personal user information or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites.

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

OTCBB market is separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the Financial Industry Regulatory Authority (“FINRA”), that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Capital Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock.

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

VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK

The market price of the Company’s common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

•	Changes in earnings estimates and outlook by financial analysts;

•	Our failure to meet financial analysts’ and investors’ performance expectations;

•	Changes in market valuations of other transportation and logistics companies; or

•	General market and economic conditions.

•	We have a small trading volume.

ACCORDING TO THE SEC, THE MARKET FOR PENNY STOCKS HAS SUFFERED FROM PATTERNS OF FRAUD AND ABUSE

Such patterns include:

•	Control of the market for the security by one or a few broker–dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid–ask differentials and markups by selling broker–dealers; and

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

IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURITY AND PURCHASE AGREEMENT, OUR LENDER COULD TAKE POSSESSION OF ALL OUR ASSETS

In connection with the security and purchase agreement entered into in December, 2009, we granted to Moriah Capital L.P. (“Moriah”) a first priority security interest in our assets. The security and purchase agreement provides that upon the occurrence of an event of default under the agreement, Moriah shall have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. Any attempt by Moriah to foreclose on our assets could likewise cause us to curtail our current operations.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

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

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 25, 2009:

Year Ending	Minimum Rental Payments

2010	$602,800
2011	$132,200

Total	$735,000

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

The Company’s common stock is traded on the OTC bulletin board under the symbol “JGPK.” The table below sets forth the high and low bid prices for the Company’s common stock for the quarters within 2008 and 2009. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period			High	Low

December 29, 2007	-	March 28, 2008	$0.40	$0.14
March 29, 2008	-	June 27, 2008	$0.40	$0.16
June 28, 2008	-	September 26, 2008	$0.20	$0.12
September 27, 2008	-	December 26, 2008	$0.17	$0.12
December 27, 2008	-	March 27, 2009	$0.29	$0.11
March 28, 2009	-	June 26, 2009	$0.28	$0.12
June 27, 2009	-	September 25, 2009	$0.26	$0.11
September 26, 2009	-	December 25, 2009	$0.25	$0.11

The Company has approximately 85 stockholders of record. The Company has never paid cash dividends on the Company’s common stock. The Company intends to keep future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6.	Selected Financial Data

Not Applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the Company’s financial condition and results of operations and should be read in conjunction with the Company’s financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in the Company’s other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under Item 303(c) of Regulation S-K.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see section entitled “Risks Factors.”

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended December 25, 2009 and December 26, 2008 consisted of 52 weeks.

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

Sales to a single customer amounted to approximately $13,290,300 or approximately 80% of total revenue and amounted to approximately $10,762,800 or approximately 65% of total revenues during the 52-week periods ended December 25, 2009 and December 26, 2008, respectively. Accounts receivable from this customer was approximately $974,200 or approximately 70% of total accounts receivable and approximately $801,600 or approximately 37% of total accounts receivable at December 25, 2009 and December 26, 2008, respectively. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at December 25, 2009 and at December 26, 2008 was approximately $525,000 and $250,000, respectively. There was one additional account receivable from a customer, which was approximately $314,300 or approximately 15% of total accounts receivable at December 26, 2008.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $40,000 and $230,000 is considered necessary as of December 25, 2009 and December 26, 2008, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 25, 2009 by approximately $10,000. We do not accrue interest on past due receivables.

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date.

The Company generated deferred tax assets primarily in 2004 and 2005 as a result of expenses from the triangular reverse merger with Absolute Glass, the write off expenses related to an unsuccessful capital raising, moving the warehouse facility and general operating losses.

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, and management’s judgment as to the likelihood of continued profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards will begin to expire in 2017.

Put Options

The Company recently issued restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares has the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. Moriah can sell these shares of common stock at their sole discretion in compliance with applicable securities laws. The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity. As of March 18, 2011 if the put expires unexercised, the Company will transfer the value of the shares back to permanent equity, less any amount recovered from the holder.

RESULTS OF OPERATIONS

For the 52-week period ended December 25, 2009 compared to the 52-week period ended December 26, 2008.

The following table summarizes selected financial data of the Company:

	2009	2008	Change	Percent

Net revenue	$16,679,300	$16,564,700	$114,600	0.69%

Cost of revenue	12,455,400	11,949,400	506,000	4.00%

Gross profit	4,223,900	4,615,300	(391,400)	(8.00)%

Selling, general and administrative expenses	4,175,000	4,360,000	(185,000)	(4.00)%

Income from operations	$48,900	$255,300	$(206,400)	(81.00)%

The following table sets forth the Company’s capitalization as of December 25, 2009. The table should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Form 10-K filing.

Total current liabilities	$3,278,000
Long-term liabilities	1,017,800

Temporary equity – Common stock, subject to put rights 775,000	162,800

Common stock; $.001 par value; 70,000,000 shares authorized; 15,926,844 shares issued and outstanding at December 25, 2009	16,000
Additional paid-in capital	3,420,100
Accumulated deficit	(3,251,400)

Total liabilities and stockholders’ equity	$4,643,300

For the 52-week period ended December 25, 2009 compared to the 52-week period ended December 26, 2008.

Net revenues increased approximately $114,600, or less than 1%, to approximately $16,679,300 for the 52-week period ended December 25, 2009, as compared to approximately $16,564,700 for the 52-week period ended December 26, 2008. There was a decrease in revenue for the United States operation of approximately $850,000, which was primarily related to the (i) decline in the overall economy, (ii) distribution of transactions to network warehouses which lowers overall amounts charged to customers, and (iii) lower revenue from technology services. The newly operating Canadian operation had approximately $961,000 of revenue for the 52-week period ended December 25, 2009. The Canadian operation is similar to our United States fulfillment operation, however all technology services are still performed and billed from the United States.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $506,000 or 4%, to approximately $12,455,400 for the 52-week period ended December 25, 2009, as compared to approximately $11,949,400 for the 52-week period ended December 26, 2008. As a percentage of revenues cost of revenue amounted to approximately 75% of related revenues for the 52-week period ended December 25, 2009, as compared with approximately 72% for the 52-week period ended December 26, 2008. Increased costs of revenue and increases as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) decrease in technology revenue, (iii) increased orders flowing through the Company’s North America distribution network, and (iv) the newly operating Canadian operation has a higher cost of revenue as a percentage of revenue. The newly operating Canadian operation had approximately $891,000 of cost of revenue for the 52-week period ended December 25, 2009. This is approximately 93% as a percentage of revenue, which contributed to the overall increase in cost of revenue and as a percentage of revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. In 2010, we will implement a new pick to light system, which is expected to increase productivity more than 200%. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to capitalize on the additional capacity.

Selling, General and administrative expense decreased by approximately $185,000 or 4% to approximately $4,175,000 for the 52-week period ended December 25, 2009 as compared to approximately $4,360,000 for the 52-week period ended December 26, 2008. The decrease was primarily related to (i) decrease in personnel and other overhead expenses that were determined unnecessary, (ii) decrease in recruiting expenses for new employees, (iii) completion of the new accounting system implementation and (iv) reduction in the costs related to investor relations. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in selling, general and administrative expenses.

The Company realized a loss from continuing operations before provisions for income taxes of approximately $338,800 for the 52-week period ended December 25, 2009, compared with the loss from continuing operations before provisions for income taxes of approximately $260,700 for the 52-week period ended December 26, 2008.

The income tax benefit was approximately $116,200 for the 52-week period ended December 25, 2009 compared to an income tax benefit of approximately $65,900 for the 52-week period ended December 26, 2008. Differences between the effective tax rate used for 2009 and 2008, as compared to the U.S. Federal and State statutory rate, are primarily due to permanent differences. As of December 25, 2009, the Company had federal and state net operating loss carry-forwards totaling approximately $4,200,000, which begin to expire in 2017. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic loss per share from continuing operations for the 52-week period ended December 25, 2009 was $0.02 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 52-week period ended December 26, 2008. This was based on 14,699,330 and 14,648,914 weighted average number common shares outstanding for the 52-week period ended December 25, 2009 and December 26, 2008, respectively.

EBITDA

EBITDA for the 52-week period ended December 25, 2009 was approximately $400,200 compared to approximately $524,500 in the comparable period of the prior year. The decrease in the EBITDA directly relates to the decreased gross margin in 2009. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the period ended
	December 25, 2009	December 26, 2008
Net loss as reported	$(222,600)	$(194,800)
Income tax benefit	(116,200)	(65,900)
Interest expense	452,700	516,000
Depreciation and amortization	286,300	269,200

EBITDA	$400,200	$524,500

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

Liquidity and Capital Resources

As of December 25, 2009, the Company has approximately $679,300 of negative working capital compared to approximately $1,113,900 of negative working capital at December 26, 2008. As of December 25, 2009, the Company has cash of approximately $331,300 compared with approximately $126,500 of cash at December 26, 2008. The significant increase in working capital is primarily the result of the decrease in the short term portion of the long-term debt, since the debt was refinanced in December of 2009.

During the 52-week period ended December 25, 2009 cash increased by approximately $204,800. During the 52-week period ended December 25, 2009 there were losses from operations, which included non-cash expenses of (i) approximately $286,300 related to depreciation and amortization, (ii) approximately $321,700 related to the amortization of debt cost, and (iii) approximately $3,900 related to stock based employee compensation. In addition there was approximately $521,300 used by investing activities for the purchase of fixed assets and the development of software, approximately $487,200 was provided by operations for the decrease in account receivables and work in process, approximately $216,300 was provided by operations for the decrease in accounts payable and accrued salaries and approximately $319,800 was used by financing activities to reduce the total outstanding debt.

In December 2009, the Company entered into a Loan and Security Agreement with Moriah Capital L.P., a Delaware limited partnership (“Moriah” and the “Closing”), whereby we agreed to a Term Note (the “Note”) in the principal amount of one million five hundred thousand dollars ($1,500,000). The interest rate of the Note is six percent (6%) above prime with a floor of eleven percent (11%) and is paid on a monthly basis. There are no monthly principal payments; a final balloon payment of $1,500,000 is due in March of 2011. The proceeds from the Note were used to extinguish all remaining loans of the Company and provide the necessary working capital to accelerate the Company’s growth initiatives. A portion of the Note is secured by the Jagged Peak common stock held by certain stockholders of the Company, which could cause a change of control if the Company was to default on the loan.

Management expects to obtain additional financing or an equity infusion to make the final payment to Moriah, due in March of 2011. The current principal balance is $1,000,000. Based on the cash flow from operations and the Company’s past history, management believes they will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock.

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

In May 2009, the FASB issued Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009, for items that should be recognized or disclosed in these financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Jagged Peak, Inc.

For the Fiscal Years Ended December 25, 2009 and December 26, 2008

Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Jagged Peak, Inc.

We have audited the accompanying consolidated balance sheets of Jagged Peak, Inc. and Subsidiary as of December 25, 2009 and December 26, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the 52-week periods then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. and Subsidiary as of December 25, 2009 and December 26, 2008, and the results of their operations and their cash flows for the 52-week periods ended December 25, 2009 and December 26, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of Jagged Peak, Inc. and Subsidiary’s internal control over financial reporting as of December 25, 2009, included in the accompanying Management’s Report on Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

March 9, 2010

Jagged Peak, Inc.

Consolidated Balance Sheets

	December 25, 2009	December 26, 2008
Assets
Current assets:
Cash	$331,300	$126,500
Accounts receivable, net of allowance for doubtful accounts of $40,000 and $230,000 at December 25, 2009 and December 26, 2008, respectively	1,357,500	1,923,800
Other receivables	231,000	135,000
Work in process, net of allowance of $30,000 at December 25, 2009 and December 26, 2008	64,000	149,700
Deferred tax asset	173,000	268,600
Other current assets	441,900	443,800

Total current assets	2,598,700	3,047,400
Property and equipment, net of accumulated depreciation of $1,547,400 and $1,885,700 at December 25, 2009 and December 26, 2008, respectively	239,400	327,400

Other assets:
EDGE application, net of accumulated amortization of $1,406,300 and $1,318,100 at December 25, 2009 and December 26, 2008, respectively	386,000	79,400
Deferred tax asset	1,350,500	1,138,700
Other assets	68,700	0

Total long-term assets	2,044,600	1,545,500

Total assets	$4,643,300	$4,592,900

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,861,300	$1,641,500
Accrued payroll and bonuses	317,200	407,800
Other accrued expenses	149,000	61,900
Deferred rent	37,000	34,900
Notes payable, current portion	0	1,415,000
Deferred revenue and customer deposits	913,500	600,200

Total current liabilities	3,278,000	4,161,300

Long-term liabilities:
Long term debt	1,000,000	0
Deferred rent, long term	17,800	57,200

Total long-term liabilities	1,017,800	57,200

Temporary equity – Common stock, subject to put rights 775,000 and 0 shares respectively	162,800	0

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 25, 2009 and December 26, 2008
Common stock, $.001 par value; 70,000,000 shares authorized; 15,926,844 shares issued and outstanding at December 25, 2009, 14,677,594 shares issued and outstanding at December 26, 2008	16,000	14,800
Additional paid-in capital	3,420,100	3,388,400
Accumulated deficit	(3,251,400)	(3,028,800)

Total stockholders’ equity	184,700	374,400

Total liabilities and equity	$4,643,300	$4,592,900

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations

52-Week Period Ended

	December 25, 2009	December 26, 2008

Revenue	$16,679,300	$16,564,700

Cost of revenue	12,455,400	11,949,400

Gross profit	$4,223,900	$4,615,300

Selling, general and administrative expenses	4,175,000	4,360,000

Income from operations	$48,900	$255,300

Other income (expense)	65,000	0

Interest expense	(452,700)	(516,000)

Loss before income taxes	$(338,800)	$(260,700)

Provision for income tax benefit	(116,200)	(65,900)

Net loss	$(222,600)	$(194,800)

Net loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares outstanding	14,699,330	14,648,914

Diluted loss per common share	$(0.02)	$(0.01)

Weighted average number of common shares and common equivalent shares outstanding	14,699,330	14,648,914

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

52-Week Period Ended December 25, 2009 and December 26, 2008

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 28, 2007	14,627,594	$14,700	$3,334,500	$(2,834,000)	$515,200

Issuance of stock options to a consultant			13,500		13,500

Issuance of stock related to services or exercise of warrants	50,000	100	8,700		8,800

Amortization of officer, director and employee compensation			31,700		31,700

Net loss for the period				(194,800)	(194,800)

Balance, December 26, 2008	14,677,594	$14,800	$3,388,400	$(3,028,800)	$374,400

Issuance of stock subject to put rights	775,000	800	162,000		162,800

Reclassified to temporary equity			(162,800)		(162,800)

Issuance of stock	474,250	400	28,600		29,000

Amortization of stock options			3,900		3,900

Net loss for the period				(222,600)	(222,600)

Balance, December 25, 2009	15,926,844	$16,000	$3,420,100	$(3,251,400)	$184,700

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows

52-Week Period Ended

	December 25, 2009	December 26, 2008

Operating activities

Net loss	$(222,600)	$(194,800)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	286,300	269,200
Non-cash consulting expense	0	22,300
Amortization of warrants related to debt	321,700	321,400
Amortization of officers, director and employee compensation	0	31,700
Non-cash options expense	3,900	0
Non-cash related to financing	168,700	0
Gain on extinguishment of debt	(72,100)	0
Bad debt expense	164,800	165,000
Changes in:
Accounts receivable	401,500	414,600
Work-in-process	85,700	46,200
Other receivables	(96,000)	(13,000)
Deferred tax asset	(116,200)	(65,900)
Other assets	(372,100)	(56,000)
Accounts payable and accrued expenses	216,300	9,600
Deferred rent	(37,300)	(27,400)
Deferred revenue and customer deposits	313,300	(2,100)

Net cash provided by operating activities	1,045,900	920,800

Investing activities
Acquisition of property and equipment	(126,400)	(142,700)
Acquisition/development of software - EDGE platform	(394,900)	(20,700)

Net cash used by investing activities	(521,300)	(163,400)

Financing activities
Proceeds from the issuance of stock	200	0
Proceeds and (payments), net from revolving note	0	(164,900)
Payments on notes payable and bank notes	(320,000)	(540,000)

Net cash used by financing activities	(319,800)	(704,900)

Net increase in cash	204,800	52,500

Cash, beginning of period	126,500	74,000

Cash, end of period	$331,300	$126,500

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest	$158,300	$195,600

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Notes to Audited Consolidated Financial Statements

52-Week Period Ended December 25, 2009 and December 26, 2008

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see Item 1 of the 10K entitled “Risks Particular to the Company’s Business.”

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the period ended December 25, 2009 and the period ended December 26, 2008 consists of 52 weeks.

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

Software and Development Enhancements

Software and development enhancements expenses include payroll and employee benefit costs associated with product development. The EDGE application is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $394,900 capitalized during the 52-week period ended December 25, 2009 and there was approximately $20,700 capitalized during the 52-week period ended December 26, 2008. Amortization expenses related to capitalized software and charged to operations for the 52-week period ended December 25, 2009 and December 26, 2008 were approximately $88,200 and approximately $66,500, respectively.

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

Sales to a single customer amounted to approximately $13,290,300 or approximately 80% of total revenue and amounted to approximately $10,762,800 or approximately 65% of total revenues during the 52-week periods ended December 25, 2009 and December 26, 2008, respectively. Accounts receivable from this customer was approximately $974,200 or approximately 70% of total accounts receivable and approximately $801,600 or approximately 37% of total accounts receivable at December 25, 2009 and December 26, 2008, respectively. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at December 25, 2009 and at December 26, 2008 was approximately $525,000 and $250,000, respectively. There was one additional account receivable from a customer, which was approximately $314,300 or approximately 15% of total accounts receivable at December 26, 2008.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $40,000 and $230,000 is considered necessary as of December 25, 2009 and December 26, 2008, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 25, 2009 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 52-week period ended December 25, 2009 and December 26, 2008, there was no impairment of intangible assets.

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

Uncertain Tax Positions

The Company periodically assesses its tax positions taken for all open tax years and has not identified any uncertain tax positions. The Company is not subject to examination by taxing authorities for years prior to 2006.

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date.

The Company generated deferred tax assets primarily in 2004 and 2005 as a result of expenses from the triangular reverse merger with Absolute Glass, the write off expenses related to an unsuccessful capital raising, moving the warehouse facility and general operating losses.

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, and management’s judgment as to the likelihood of continued profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards will begin to expire in 2017.

Put Options and Temporary Equity

The Company recently issued restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares has the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. Moriah can sell these shares of common stock at their sole discretion. The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity. As of March 18, 2011 if the put expires unexercised, the Company will transfer the value of the shares back to permanent equity, less any amount recovered from the holder.

Stock-Based Compensation

The Company has stock option and stock incentive plans for employees and non-employee directors that provide for grants of restricted stock awards and options to purchase shares of Jagged Peak common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company recognizes the cost of all share-based payments in the financial statements using a fair-value based measurement method. The Company uses a Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of the stock compensation is determined on the grant date using assumptions for the expected term, volatility, dividend yield and the risk free interest rate. The period expense is then determined based on the valuation of the options and an estimated forfeitures. Generally, stock options vest 50 percent on each anniversary of the grant date, are fully vested two years from the grant date, and have a contractual term of five years.

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. There were no recorded translation gains for the 52 week period ended December 25, 2009. Net gains and losses resulting from foreign exchange transactions are recorded as a component of interest income and other, net. The Company recorded approximately $7,100 of foreign exchange losses on transactions for the 52 week period ended December 25, 2009.

Earnings per Share

The Company computes earnings per share in accordance with FASB ASC 260, Earnings Per Share. FASB ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

The weighted average number of shares was 14,699,330 and 14,648,914 for the 52-week period ended December 25, 2009 and December 26, 2008. The diluted weighted average number of shares was 15,011,404 and 14,966,105 for the 52-week period ended December 25, 2009 and December 26, 2008, respectively.

Common stock equivalents for the 52-week period ended December 25, 2009 and December 26, 2008 were anti-dilutive due to the net losses sustained by the Company during these periods. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended December 25, 2009 and December 26, 2008 excludes approximately 312,074 shares and 317,191 shares that could dilute earnings per share in future periods, respectively.

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

In May 2009, the FASB issued Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of December 31, 2009, for items that should be recognized or disclosed in these financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Property and Equipment

Property and equipment consist of:

	December 25, 2009	December 26, 2008
Furniture and equipment	$92,300	$201,900
Computer equipment and software	936,800	1,289,200
Warehouse equipment	653,200	617,500
Leasehold improvements	104,500	104,500

Total property and equipment	1,786,800	2,213,100
Less accumulated depreciation	1,547,400	1,885,700

	$239,400	$327,400

Depreciation expense for the 52-week periods ended December 25, 2009 and December 26, 2008 was approximately $198,000 and $202,700 respectively.

4.	Other Assets

Other assets consist of:

	December 25, 2009	December 26, 2008

Capitalized debt cost	$397,500	$308,400

	397,500	308,400

Current portion classified as other current asset	328,800	308,400

	$68,700	$0

5.	Notes Payable and Secured Revolving Note

Notes payable consist of:

	December 25, 2009	December 26, 2008
Moriah Note payable; interest at prime plus 6.0% (interest at December 25, 2009 was at the floor rate of 11.0%); interest only payments due monthly with the entire principal and any accrued interest due March 18, 2011; collateralized by all the business assets and partially guaranteed with the stock of certain stockholders.	$1,000,000	$0
Laurus Bank Note payable; interest at prime plus 2.0% (interest at December 26, 2008 was at the floor rate of 10.25%); interest only payments due monthly with the principal payments of $45,000 per month beginning in December 2007, for two years, and the remaining balance due in December 2009; collateralized by all the business assets and personal guarantees by a certain stockholder. This loan has been fully extinguished at December 25, 2009.	0	1,415,000

	1,000,000	1,415,000
Less current portion	0	1,415,000

Long-term portion of notes payable	$1,000,000	$0

Moriah Agreements:

In December 2009, the Company entered into a Loan and Security agreement and a Secured Revolving Note with Moriah Capital, L.P., a Delaware Limited Partnership (“Moriah” and the “Closing”), whereby we agreed to a Secured Revolving Term Note (the “Note”) with one million five hundred thousand dollars ($1,500,000) availability based on certain criteria. The loan is based on the Company’s account receivables and is advanced at a rate of 85% of eligible receivables, in addition to other collateral. The interest rate of the Note is six percent (6%) above prime with a floor of eleven percent (11.0%) and is paid on a monthly basis. The loan is secured by all of the Company’s assets. The entire Principal is payable in March of 2011. The proceeds from the Note were used to extinguish loans of the Company and provide the necessary working capital to accelerate the Company’s growth initiatives. A portion of the Note is secured by the Jagged Peak common stock held by certain stockholders of the Company.

In connection with the Loan and Security agreement, the Company executed a Securities Issuance agreement. Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the Company issued 775,000 shares of Jagged Peak common stock along with a put option to sell the stock back to the Company at a fixed price of $0.21 per share. Moriah has the right, but not the obligation, to put the shares back to the Company at the fixed price per share on March 18, 2011. Moriah can sell these shares of common stock at their sole discretion in compliance with applicable securities laws. The Company has accounted for these shares with a put option as a reclassification of the value of the shares from permanent to temporary equity.

Pursuant to the terms and conditions of the Loan and Security agreement, the Company must maintain certain financial Covenants as follows:

Fixed Charge Coverage Ratio – Beginning March 31, 2010, Borrower shall maintain a Fixed Charge Coverage Ratio on a consolidated basis of not less than the following, in each case for the preceding twelve-month period: (i) 0.75:1.0 for the quarter ended March 31, 2010; (ii) 1.0:1.0 for the quarter ended June 30, 2010; (iii) 1.25:1.0 for the quarter ended September 30, 2010 and (iv) 1.5:1.0 for the quarter ended December 31, 2010;

Funded Debt to EBITDA Ratio – Beginning March 31, 2010, Borrower shall maintain a Funded Debt to EBITDA Ratio on a consolidated basis of not less than the following, in each case as of the last day of each calendar quarter, for the immediately preceding twelve-month period: (i) 3.0:1.0 for the quarter ended March 31, 2010; (ii) 2.5:1.0 for the quarter ended June 30, 2010; and (iii) 2.0:1.0 as of the end of each calendar quarter thereafter.

In connection with the Security and Purchase agreement, we agreed to pay Moriah, a closing payment equal to $112,500 and other fees, totaling approximately $35,000 in cash and 775,000 shares of Jagged Peak common stock. Additionally, we agreed to pay a finder’s fee to Bryant Park Capital, Inc. of $90,000 in cash and 54,250 shares of Jagged Peak common stock.

If an Event of Default were to occur, Moriah may at its option, demand repayment in full of all obligations and liabilities owed to it by the Company, plus any accrued and unpaid interest.

In addition, the Company entered into a Pledge and Security Agreement, Patent and Trademark Assignment and Security Agreement, and a Trademark Collateral Assignment and Security Agreement.

The Company expects that positive cash flow from operations will allow the Company to make payments to Moriah according to the terms of the loan agreement. The Company expects to obtain additional financing or an equity infusion to make the final principle payment, due in March of 2011. Based on the cash flow from operations and the Company’s past history, management believes they will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock.

Laurus Agreements:

The Laurus revolving note was fully extinguished in 2009. Laurus accepted a payment of approximately $915,000 and 190,000 shares of Jagged Peak common stock as full payment for the convertible note. The Company recognized a gain on this transaction of approximately $72,100.

In December 2006, the Company entered into a Security and Purchase Agreement with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus” and the “Closing”), whereby we agreed to a Secured Convertible Term Note (the “Note” or “Convertible Note”) in the principal amount of two million dollars ($2,000,000), which is convertible into an aggregate of 2,000,000 shares of the Company’s Common Stock at a conversion price of $1.00 per share (the “Fixed Conversion Price”). The interest rate of the Convertible Note is two percent (2%) above prime with a floor of ten and a quarter percent (10.25%) and is paid on a monthly basis. Monthly principal payments of $45,000 per month will begin in December of 2007 with a final balloon payment of $920,000 due in December of 2009. The proceeds from the Convertible Note were used to extinguish all remaining loans of the Company and provide the necessary working capital to accelerate the Company’s growth initiatives. The Note is personally guaranteed by one of the stockholders.

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

On September 28, 2008, the Company obtained the effectiveness of a Registration Statement (333-142099) for the resale of 1,000,000 shares by Laurus. On July 23, 2007, Laurus and the Company entered into an amendment to the Laurus registration rights agreement, pursuant to which Laurus agreed that: (1) the total number of shares to be registered on behalf of Laurus on such Registration Statement would be 1,000,000 (the “Reduced Shares”), all of which consist of shares of common stock issuable upon conversion of the Note, and (2) such reduction in shares will not give rise to a breach of the Registration Rights Agreement nor to any liquidated damages or other obligations; provided, however, that upon the earlier of (a) the date Laurus has sold all of the Reduced Shares and (b) six months after the Effectiveness Date, the Company shall use its commercially reasonable efforts, in compliance with any applicable Commission guidance, and subject to the remaining terms of the Registration Rights Agreement, to register the balance of the Registerable Securities on separate registration statements; provided, further, that in no event shall the Company be required to register Registerable Securities in excess of that number of shares that is permitted to be registered by the Commission on behalf of selling security holders as a secondary offering under Rule 415; provided, further, that the Company shall not be required to file any additional registration statements or to keep any such additional registration statements effective after the earlier of the date (i) all Registrable Securities owned by Laurus have been sold or (ii) all Registrable Securities owned by Laurus may be sold immediately without registration under the Securities Act and without volume restrictions pursuant to Rule 144(k). Further, Laurus agreed to waive any liquidated damages that have arisen, or will arise through August 31, 2007, under Section 2(b) of the Registration Rights Agreement solely as a result of the delay in Effectiveness Date of the Registration Statement of the Company as otherwise required pursuant to the terms of the Registration Rights Agreement.

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

The following is a schedule by year of future minimum principle payments required under the terms of the above notes payable as of December 25, 2009:

Year Ending December
2011	$1,000,000

Total	$1,000,000

6.	Lease Commitments and Contingent Liabilities

The Company leases its facilities and certain equipment under operating leases with various terms. The following is a schedule, by year, of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 25, 2009:

Year Ending December
2010	$618,900
2011	148,300
2012	11,000

Total	$778,200

Rent expense amounted to approximately $695,700 and $683,600 for the 52-week period ended December 25, 2009 and December 26, 2008, respectively.

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not anticipate any of these matters or any matters in the aggregate to have a material adverse effect on the Company’s business or its financial position or results of operations.

Employment Agreements

In December 2005, the Company entered into an employment agreement with the Company’s Chief Financial Officer, which was amended in 2006 to extend the term to 2009. The agreement is renewed annually after 2009. Under the employment agreement, which is for a five-year term, the Chief Financial Officer is paid an initial base salary of $125,000, with minimum annual increases of $10,000. Additional performance-based bonuses are provided for, and the employee was granted options to purchase 200,000 shares of Company stock. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants.

7.	Income Taxes

The Income tax benefit is as follows:

	Period Ended
	December 25, 2009	December 26, 2008

Deferred benefit
Federal	$103,600	$59,500
State	8,200	6,400
Foreign	4,400	0

Benefit for income taxes	$116,200	$65,900

The Company’s Income tax expense in 2009 included the effect of the Company’s federal, state, and foreign tax benefits. Income taxes are based on the estimation of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Period Ended
	December 25, 2009	December 26, 2008

Tax benefit at U.S. statutory rate	$(115,200)	$(88,600)
State income tax benefit, net of federal benefit	(8,200)	(6,400)
Foreign income tax benefit	(4,400)	0
Effect of general non-deductible expenses	10,200	17,200
Effect of amortization of employee stock option compensation	1,400	11,900

	$(116,200)	$(65,900)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 25, 2009 and December 26, 2008 are as follows:

	December 25, 2009	December 26, 2008

Current deferred tax assets:
Allowance for doubtful accounts	$15,000	$86,500
Work-in-process reserve	11,300	11,300
Net operating loss carryforward	102,000	142,600
Other	44,700	28,200

Total current deferred tax assets	173,000	268,600

Long-term deferred tax assets (liability):
Net operating loss carryforward	1,481,900	1,195,300
Depreciation, amortization variance and other	(131,400)	(56,600)

Total long-term deferred tax assets (liabilities)	1,350,500	1,138,700

Net deferred tax asset	$1,523,500	$1,407,300

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical performance and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

As of December 25, 2009, the Company had unrestricted federal net operating loss carryforwards of approximately $4,200,000 to reduce future taxable income, which expire as follows:

Expiration Date	Regular Tax Net Operating Losses

2017	$9,400
2018	446,700
2021	1,014,100
2023 through 2029	2,729,800

$4,200,000

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

8.	Stock Compensation

Overview

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

Stock Option Awards

In 2009 the Company’s Board of Directors authorized stock option awards for certain employees to purchase up to 200,000 shares of Jagged Peak common stock with a weighted average exercise price of $0.25 per common share and an aggregate market value of approximately $24,200. The options have a term of five years and vests over a two year period.

In 2008 the Company’s Board of Directors authorized stock option awards for a certain employee to purchase up to 50,000 shares of common stock with a weighted average exercise price of $0.50 per common share and an aggregate market value of approximately $9,300. The option has a term of five years and vests over a two year period.

In 2008 the Company’s Board of Directors authorized a warrant for a certain consultant to purchase up to 75,000 shares of common stock with a weighted average exercise price of $0.30 per common share and an aggregate market value of approximately $13,400. The option has a term of five years and vests over a two year period.

Stock Compensation Expense

The Company uses a Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk free interest rate. The expected term is primarily based on the contractual term of the option and Company data related to historic exercise and post-vesting forfeiture patterns, which is adjusted based on management’s expectations of future results. The expected term is determined separately for options issued to the Company’s directors and to employees. The Company’s anticipated volatility level is primarily based on the historic volatility of the Company’s common stock, adjusted to remove the effects of certain periods of unusual volatility not expected to recur, and adjusted based on management’s expectations of future volatility, for the life of the option or option group. The Company’s model includes a zero dividend yield assumption in all periods, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The risk free interest rate is based on recent U.S. Treasury note auction results with a similar life to that of the option. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The period expense is then determined based on the valuation of the options and, at that time, an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company and is adjusted to reflect actual forfeitures at each vesting date.

The Company values the options and warrants at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2009: the historical dividend rate of 0%; the risk-free interest rate of between approximately 2.4% and 3.8% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; an expected volatility of between 195% and 160% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being exercised prior to expiration or termination.

The Company values the options and warrants at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2008: the historical dividend rate of 0%; the risk-free interest rate of approximately 4% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted and expected to be outstanding; an expected volatility of 175% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being exercised prior to expiration or termination.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 28, 2007	4,389,898	$0.01-2.50	$0.84
Warrants, Convertible Debt and options granted	125,000	$0.30-0.50	$0.38
Warrants and options cancelled or expired	(615,000)	$0.55-1.00	$0.98

Outstanding at December 26, 2008	3,899,898	$0.01-2.50	$0.80
Warrants, Convertible Debt and options granted	200,000	$0.25	$0.25
Warrants exercised	(230,000)	$0.01	$0.01
Warrants and options cancelled or expired	(1,512,058)	$0.50-1.28	$1.00

Outstanding at December 25, 2009	2,357,840	$0.01-2.50	$0.70

Exercisable at December 25, 2009	2,157,840	$0.01-2.50	$0.75
Exercisable at December 26, 2008	3,849,898	$0.01-2.50	$0.80

The following table summarizes information about options and warrants outstanding and exercisable as of December 25, 2009:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$0.01	104,899	4.2 years	$0.01	4.2 years	104,899	$0.01
$025.-0.77	1,718,529	2.0 years	$0.56	1.6 years	1,518,529	$0.61
$1.00-2.50	534,412	1.1 years	$1.29	1.1 years	534,412	$1.29

As of December 25, 2009 and December 26, 2008, there were approximately 2,157,840 and 3,849,898 options exercisable at a weighted average exercise price of $0.75 and $0.80, respectively. The weighted average fair value of options at the date of grant of the options was $0.25 and $0.27 for 2009 and 2008, respectively.

The following table represents our nonvested stock option activity for the years ended December 25, 2009 and December 26, 2008:

	Number of Options	Weighted Average Grant Date Fair Value
Nonvested options - December 28, 2007	102,500	$0.50

Granted	125,000	$0.18
Vested	(172,500)	$0.36
Forfeited	(5,000)	$0.46

Nonvested options - December 26, 2008	50,000	$0.19

Granted	200,000	$0.25
Vested	0
Forfeited	(50,000)	$0.20

Nonvested options - December 25, 2009	200,000	$0.25

There was no aggregate intrinsic value of options outstanding at December 25, 2009, based on the Company’s closing stock price of $0.13 as of the last business day of the period ended December 25, 2009, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at December 25, 2009, based on the Company’s closing stock price of $0.13 as of the last business day of the period ended December 25, 2009, which would have been received by the optionees had all options exercisable been exercised on that date.

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

There were no options exercised during the years ended December 25, 2009 and December 26, 2008.

9.	Equity

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

Issuance of Common Stock

In December of 2009, the Company issued 230,000 shares of common stock, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The issuance of the stock was related to the exercise of certain warrants with an exercise price $0.01 per common share. The funds were used for working capital.

In December of 2009, the Company issued 190,000 shares of common stock, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The issuance of the stock was related to the extinguishment of the Laurus debt and was recorded at $0.11 per common share, the market price on the date of issuance. No cash was received, only the relief of debt.

In December of 2009, the Company issued 829,250 shares of common stock, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The issuance of the stock was related to the newly obtained Moriah financing. 775,000 shares of the stock issued was pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares has the right, but not the obligation, to put the shares back to the Company at a fixed price per share on March 18, 2011. Moriah can sell these shares of common stock at their sole discretion in compliance with applicable securities laws. The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity. As of March 18, 2011 when the put expires, the Company will transfer the value of the shares back to permanent equity, less any amount recovered from the holder.

10.	Related Party Transactions

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $12,900 and $37,200 for the 52-week period ended December 25, 2009 and December 26, 2008, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

11.	Employee Stock Ownership Plan

In 2007, the Company established an Employee Stock Ownership Plan (ESOP), for the benefit of it employees and to purchase shares of the Company’s common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. The Plan was amended as of January 1, 2008. Contributions to the ESOP are made at the discretion of the Board of Directors. All employees of Jagged Peak that meet the 1,000 hours work requirement are eligible to participate in the ESOP. Under the ESOP, which is 100% Company funded, Jagged Peak allocates contributed shares to participants based on their eligible annual compensation. Compensation shall include but not be limited to the regular salaries and wages, overtime pay, bonuses, commissions and other amounts paid by Jagged Peak and taxable to the employee. The value or number of Jagged Peak common stock shares that are contributed to the ESOP on an annual basis is completely subject to the discretion of the Board of Directors. Any cash dividends or distributions paid with respect to shares of the ESOP trust will be retained and allocated in the same manner as other income of the ESOP trust. Shares held by the ESOP trust will be treated as all other issued and outstanding common shares for earnings per share calculations. For 2009 and 2008, the Company recognized expense of $85,700 and $20,000, respectively related to contributions to the ESOP. All ESOP shares are considered outstanding for earnings per share computations. All shares acquired in 2009 and 2008 are allocated.

The ESOP shares were as follows:

	12/25/09	12/26/08

Allocated shares	980,000	630,000
Shares released for allocation
Unreleased shares

Total ESOP shares	980,000	630,000

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending December 25, 2009 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 25, 2009.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 25, 2009 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 25, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of March 9, 2010 were as follows:

Name	Age	Position

Paul Demirdjian	49	Chairman of the Board of Directors and Chief Executive Officer
Vince Fabrizzi	52	Senior Vice President, Chief Sales and Marketing Officer, Director
Dan Furlong	62	Chief Operations Officer, Director
Andrew J. Norstrud	36	Chief Financial Officer
Primrose Demirdjian	50	Director

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

Paul Demirdjian – Chief Executive Officer, Board Member

Mr. Demirdjian has over twenty years of experience in senior management, including executive positions of Senior Vice President of Operations, Chief Information Officer and Director for over ten years at Davel Communications, a publicly held telecom company operating private payphones, operator services, and long distance services. Mr. Demirdjian is in the process of applying for patents on a number of e-business methodologies and has written numerous articles published in Public Communications Magazine. Paul Demirdjian has served on the Board since the inception of Jagged Peak in 2000 and is married to Primrose Demirdjian, another member of the Board. Mr. Demirdjian attended the University of South Florida, where he was a member of the Engineering Honor Society (Tau Alpha Pi) and has an Electronic Engineering Technology degree.

Vince Fabrizzi – Chief Sales and Marketing Officer, Board Member

Prior to joining Jagged Peak, Mr. Fabrizzi was Chief Executive Officer and co-Founder of Compass Marketing Services, a logistics services, warehouse management, and fulfillment services company. Previously, Mr. Fabrizzi co-founded Paradigm Communications in 1989 with Mr. Furlong, and together over the next eight years they built the company into one of the Southeast’s largest nationally recognized advertising agencies with over 160 employees, $60 million in revenues and an impressive list of Fortune 500 clients. Prior to co-founding Paradigm, Mr. Fabrizzi was a Vice President and Partner at FKQ Advertising. Vince Fabrizzi has served on the Board since the inception of Jagged Peak in 2000. Mr. Fabrizzi holds a B.S. in Mechanical Engineering from West Virginia University.

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

COMPENSATION COMMITTEE

The Compensation Committee provides overall guidance to our compensation and benefit programs. The Compensation Committee consists of the entire Board, as there are no independent Board members. The Compensation Committee does not function pursuant to a written charter adopted by the Board of Directors. The Committee administers our stock incentive plans and makes recommendations for issuances.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2009 all reporting persons timely complied with all filing requirements applicable to them.

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

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 25, 2009 to or for the benefit of the Company’s Chief Executive Officer, Chief Financial Officer and other named executives that are considered the Company’s most highly compensated whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Demirdjian,	2009	196,600	0	—	—	19,200	215,800
Chairman and	2008	222,100	20,000	—	—	15,800	257,900
Chief Executive Officer	2007	208,500	35,000	—	—	—	243,500

Vince Fabrizzi	2009	187,600	0	—	—	26,100	213,700
Chief Sales and	2008	212,600	20,000	—	—	16,500	249,100
Marketing Officer	2007	198,500	35,000	—	—	—	233,500

Dan Furlong	2009	187,600	0	—	—	17,700	205,300
Chief Operations Officer	2008	211,600	20,000	—	—	14,100	245,700
	2007	198,500	35,000	—	—	—	233,500

Andrew J. Norstrud	2009	187,600	0	—	—	18,000	205,600
Chief Financial Officer	2008	213,400	20,000	—	—	14,000	247,400
	2007	191,600	35,000	—	—	—	226,600

The Company’s Board appoints the executive officers to serve at the discretion of the Board.

DIRECTOR COMPENSATION

Directors who are also employees receive no compensation for serving on the Board. The Company’s non-employee directors may receive options to purchase shares of common stock at the market price on the date they are granted, and are entitled to reimbursement of expenses incurred consequential to their service. There has been no (cash or equity) compensation paid in the past two years to non-employee directors.

EMPLOYMENT AGREEMENTS

In December 2005, the Company entered into an employment agreement with the Company’s Chief Financial Officer, which was amended in 2006 to extend the term to 2009. The agreement is renewed annually after 2009. In addition to expense allotment and other reasonable expense reimbursement, this agreement provides for a base salary of $125,000 with annual increases in salary and bonuses at the discretion of the Board of Directors. The agreement provided for an option to purchase 100,000 shares of common stock at a price of $1.00 per share and an additional option to purchase 100,000 shares at $0.75 per share and both are completely vested. The agreement contains certain provisions in the event of a qualified change of control that would require the Company to immediately pay the executive the remaining salary due under the contract.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2009 and 2008, no options were granted to our Chief Executive Officer, Chief Financial Officer or other named executives.

During 2009, the board voted to issue a total of two hundred thousand options (200,000) to other employees other than named executives or directors. The exercise price was approximately $0.25 per share. The options primarily have a five-year term and vest over a two-year period and are exercisable only while the employee is employed with the Company. There were three grants that enabled the employees to purchase up to 200,000 shares of common stock options during the year.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our Chief Executive Officer, Chief Financial Officer and other named executive officers that were outstanding as of December 25, 2009.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 25, 2009, with respect to the Company’s stock option plans under which common stock is authorized for issuance, as well as information regarding other compensatory options granted outside of the Company’s stock option plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

Equity compensation related to 2005 stock option plan that is approved by shareholders	1,358,529	$0.86	3,641,471
Equity compensation not related to a stock option plan not approved by shareholders	800,000	$0.55	—
Equity compensation related to the 2000 stock option plan and other warrants approved by shareholders	123,529	$0.31	—

Total	2,282,058	$0.69	3,641,471

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

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Paul Demirdjian and Primrose Demirdjian (1)	5,455,084	30%
Dan Furlong (2)	3,310,077	19%
Vince Fabrizzi (3)	3,310,077	19%
Andrew J. Norstrud (4)	440,000	2%

Executive Officers, Directors and others (as a group of 5)	12,515,238	70%

(1)

Mr. Demirdjian is the Company’s Chairman, Chief Executive Officer and a Director. Mrs. Demirdjian is a director of the Company. All shares are held jointly with Primrose Demirdjian and include 100,000 shares underlying common stock purchase options exercisable at $1.10 per share, 180,000 shares underlying common stock purchase warrants exercisable at $0.77 per share, 25,000 shares underlying common stock purchase warrants exercisable at $2.00 per share and 250,000 shares underlying common stock purchase warrants exercisable at $0.55 per share.

(2)	Mr. Furlong is the Company’s Chief Operating Officer and a Director. Includes 443,529 shares underlying common stock purchase options exercisable between $.01 per share and $1.10 per share.
(3)	Mr. Fabrizzi is the Company’s Chief Sales and Marketing Officer and a Director. Includes 443,529 shares underlying common stock purchase options exercisable between $.01 per share and $1.10 per share.
(4)	Mr. Norstrud is the Company’s Chief Financial Officer and a Director. Includes 400,000 shares underlying common stock purchase options exercisable between $0.55 per share and $1.00 per share.

Item 13.	Certain Relationships and Related Transactions, and Directors’ Independence

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company spent approximately $12,900 and $37,200 for the 52-week period ended December 25, 2009 and December 26, 2008, respectively. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

The Company does not have any independent board members and does not expect to add any in 2010. The members of the Board currently own approximately 70% of the Company and all have a long history with the Company and the industry. The Board believes there is sufficient segregation between the board’s financial statement overview responsibilities and the Chief Financial Officer’s responsibilities of financial reporting and the Company’s compliance responsibilities.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Item 14.	Principal Accountants Fees and Services

Audit Fees

During 2009, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $73,400 for audit work and review of our Form 10-Q and 8K filings. During 2008, our accountants, Pender Newkirk & Company, billed us approximately $65,500 for audit work and review of our Form 10-QSB and 8K filings.

Audit Related Fees

None

Tax Fees

During 2009, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $7,175 to prepare our federal and state tax returns. During 2008, we were billed by our accountants, Pender Newkirk & Company, approximately $5,120 to prepare our federal and state tax returns. The audit committee approved all fees.

All Other Fees

None

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on November 10, 2008, and incorporated herein by reference)

3.3	By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1	Security and Purchase Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.2	Secured Convertible Term Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.3	Secured Revolving Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.4	Registration Rights Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.5	Intellectual Property Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.6*	Employee Stock Ownership Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.9*	Andrew J. Norstrud Employment Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.10*	2005 Stock Incentive Plan as Amended July 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

10.11*	Employee Stock Ownership Plan, as amended January 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

10.12	Loan and Security Agreement

10.13	Securities Issuance Agreement

10.14	Secured Revolving Loan Note

10.15	Trademark Collateral Assignment and Security Agreement

10.16	Patent and Trademark Security Agreement

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on March 9, 2010.

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

SIGNATURE	TITLE	DATE

/s/ Paul Demirdjian	Chairman of the Board of Directors and	March 9, 2010
Paul Demirdjian	Chief Executive Officer

/s/ Vince Fabrizzi	Chief Sales and Marketing Officer and	March 9, 2010
Vince Fabrizzi	Director

/s/ Dan Furlong	Chief Operations Officer and Director	March 9, 2010
Dan Furlong

/s/ Primrose Demirdjian	Director	March 9, 2010
Primrose Demirdjian

Exhibit Index

Exhibit Number	Description

2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on November 10, 2008, and incorporated herein by reference)

3.3	By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1	Security and Purchase Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.2	Secured Convertible Term Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.3	Secured Revolving Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.4	Registration Rights Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.5	Intellectual Property Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.6*	Employee Stock Ownership Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.9*	Andrew J. Norstrud Employment Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.10*	2005 Stock Incentive Plan as Amended July 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

10.11*	Employee Stock Ownership Plan, as amended January 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

10.12	Loan and Security Agreement

10.13	Securities Issuance Agreement

10.14	Secured Revolving Loan Note

10.15	Trademark Collateral Assignment and Security Agreement

10.16	Patent and Trademark Security Agreement

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.