Form 10-Q
period 2010-03-26
JAGGED PEAK, INC.
filed 2010-05-06
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 26, 2010

OR

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

The Registrant had 16,020,961 shares of common stock, par value $0.001 per share, outstanding as of May 6, 2010.

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Jagged Peak, Inc.

Consolidated Balance Sheets

	March 26, 2010 (Unaudited)	December 25, 2009 (Audited)
Assets
Current assets:
Cash	$326,800	$331,300
Accounts receivable, net of allowance for doubtful accounts of $45,000 and $40,000 at March 26, 2010 and December 25, 2009, respectively	1,453,900	1,357,500
Other receivables	185,500	231,000
Work in process, net of allowance of $30,000 at March 26, 2010 and December 25, 2009, respectively	30,600	64,000
Deferred tax asset	184,200	173,000
Other current assets	480,100	441,900

Total current assets	2,661,100	2,598,700

Property and equipment, net of accumulated depreciation of $1,586,600 and $1,547,400 at March 26, 2010 and December 25, 2009, respectively	254,800	239,400

Other assets:
EDGE and other applications, net of accumulated amortization of $1,438,500 and $1,406,300 at March 26, 2010 and December 25, 2009, respectively	469,600	386,000
Deferred tax asset	1,329,400	1,350,500
Other assets	0	68,700

Total long-term assets	2,053,800	2,044,600

Total assets	$4,714,900	$4,643,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,684,800	$1,861,300
Accrued payroll and bonuses	376,700	317,200
Other accrued expenses	57,100	149,000
Deferred rent	42,300	37,000
Notes payable, current portion	1,250,000	0
Deferred revenue and customer deposits	940,300	913,500

Total current liabilities	4,351,200	3,278,000

Long-term liabilities:
Notes payable long-term	0	1,000,000
Deferred rent, long-term	3,100	17,800

Total long-term liabilities	3,100	1,017,800

Temporary equity – Common stock, subject to put rights 775,000 shares	162,800	162,800

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 26, 2010 and December 25, 2009
Common stock, $.001 par value; 70,000,000 shares authorized; 16,020,961 shares issued and outstanding at March 26, 2010 and 15,926,844 shares issued and outstanding at December 25, 2009	16,100	16,000

Additional paid-in capital	3,421,800	3,420,100
Accumulated deficit	(3,240,100)	(3,251,400)

Total stockholders’ equity	197,800	184,700

Total liabilities and stockholders’ equity	$4,714,900	$4,643,300

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	March 26, 2010	March 27, 2009
Revenue	$5,140,500	$4,007,800
Cost of revenue	3,979,600	2,984,900

Gross profit	1,160,900	1,022,900

Selling, general and administrative expenses	1,019,800	1,123,600

Operating income (loss)	141,100	(100,700)
Other expenses	7,000
Interest expense	111,600	115,200

Profit (loss) before tax expense (benefit)	22,500	(215,900)
Provision for income tax expense (benefit)	11,200	(68,500)

Net profit (loss)	$11,300	$(147,400)

Weighted average number of common shares outstanding – basic	16,020,961	14,677,594

Net income (loss) per share – basic	$0.00	$(0.01)

Weighted average number of common shares outstanding – fully diluted	16,030,665	14,677,594

Net income (loss) per share – fully diluted	$0.00	$(0.01)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

13 Weeks Ended March 26, 2010 (Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, December 25, 2009	15,926,844	$16,000	$3,420,100	$(3,251,400)	$184,700
Issuance of stock	94,117	100	900		1,000
Amortization of stock options			800		800
Net profit for the period				11,300	11,300

Balance, March 26, 2010	16,020,961	$16,100	$3,421,800	$(3,240,100)	$197,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	13 Weeks Ended
	March 26, 2010	March 27, 2009
Operating activities
Net profit (loss)	$11,300	$(147,400)

Adjustments to reconcile net loss to net cash (used) in provided by operating activities:
Depreciation and amortization	71,400	57,600
Amortization of officers, director and employee compensation	800	0
Amortization of warrants related to debt	82,300	80,400
Bad debt expense	19,900	35,200
Changes in:
Accounts receivable	(116,300)	550,300
Work-in-process	33,400	(53,700)
Other current assets Other receivables	45,500 (51,800)	23,500 (40,400)
Deferred tax asset	9,900	(68,900)
Accounts payable	(176,500)	(423,800)
Accrued payroll	59,500	55,600
Accrued expenses	(91,900)	9,600
Deferred rent	(9,400)	(9,300)
Other liabilities	26,800	79,100

Net cash flows (used in) provided by operating activities	(85,100)	147,800

Investing activities
Acquisition of property and equipment	(54,600)	(38,500)
Acquisition/development of software—EDGE Platform	(115,800)	(84,900)

Cash flows used by investing activities	(170,400)	(123,400)

Financing activities
Net proceeds and payments on revolving note	250,000	173,800
Proceeds from the issuance of equity	1,000	0
Payments on notes payable	0	(135,000)

Cash flows provided by financing activities	251,000	38,800

Net (decrease) increase in cash	(4,500)	63,200

Cash, beginning of period	331,300	126,500

Cash, end of period	$326,800	$189,700

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$29,300	$34,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 Week Periods Ended March 26, 2010 and March 27, 2009

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

In addition to application software and demand execution, Jagged Peak also focuses on e-marketing and e-channel management to provide a holistic e-commerce solution for its clients. The Company’s approach to e-marketing is to build marketing programs and systems that elevate clients’ sites to be viewed by leading search engines as “authorities” within a particular product niche or keyword search term. Our services help companies excel in online retailing through the management, development, and optimization of e-commerce stores. Jagged Peak’s e-marketing services achieve superior results by utilizing a mix of traditional and emerging strategies and industry best practices. The Company’s e-channel management services help protect clients’ online pricing and intellectual property policies by utilizing an automated system and business process to identify, notify and potentially enforce violations. Jagged Peak’s holistic approach to e-commerce provides its clients with assurance that their e-business is performing at its highest level.

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended March 26, 2010 and March 27, 2009 consist of 13 weeks.

2. Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the consolidated financial position at March 26, 2010, (b) the consolidated results of operations for the 13-weeks ended March 26, 2010 and March 27, 2009, (c) the consolidated statement of changes in stockholders’ equity ended March 26, 2010 and (d) consolidated cash flows for the 13-weeks ended March 26, 2010 and March 27, 2009, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 25, 2009.

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

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, shipping and handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. Work in process represents unbilled costs and services. Shipping and handling costs are classified as cost of revenues.

Software and Development Enhancements

Software and development enhancements expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $115,800 capitalized during the 13-week period ended March 26, 2010 and approximately $84,900 capitalized during the 13-week period ended March 27, 2009. Amortization expenses related to capitalized software and charged to operations for the 13-week period ended March 26, 2010 and March 27, 2009 were approximately $32,200 and approximately $7,000, respectively.

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

During the 13-week periods ended March 26, 2010 and March 27, 2009, sales to one customer amounted to approximately $4,334,400 and $2,865,100, respectively, or 84% and 71% of total revenues, respectively. Accounts receivable from the same customer at March 26, 2010 amounted to approximately $976,800 or approximately 65% of the balance. Accounts receivable from the same customer at March 27, 2009 amounted to approximately $524,000 or approximately 33% of the balance. This customer is a large international company with more than one hundred brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $45,000 and $40,000 is considered necessary as of March 26, 2010 and December 25, 2009, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended March 26, 2010 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 13-week periods ended March 26, 2010 and March 27, 2009, there was no impairment of long-lived or intangible assets.

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

The Company generated deferred tax assets primarily in 2004 and 2005 as a result of expenses from the triangular reverse merger with Absolute Glass. The write off expenses related to an unsuccessful capital raising, moving the warehouse facility and general operating losses.

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

Put Options

The Company recently issued restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares has the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. Moriah can sell these shares of common stock at its sole discretion in compliance with applicable securities laws. The Company has accounted for these shares in accordance with the guidance established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 as a

reclassification of the value of the shares from permanent to temporary equity. As of March 18, 2011 if the put expires unexercised, the Company will transfer the value of the shares back to permanent equity, less any amount recovered from the holder.

Stock-Based Compensation

The Company has stock option and stock incentive plans for employees and non-employee directors that provide for grants of restricted stock awards and options to purchase shares of Jagged Peak common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company recognizes the cost of all share-based payments in the financial statements using a fair-value based measurement method. The Company uses a Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of the stock compensation is determined on the grant date using assumptions for the expected term, volatility, dividend yield and the risk free interest rate. The period expense is then determined based on the valuation of the options and on estimated forfeitures. Generally, stock options vest 50 percent on each anniversary of the grant date, are fully vested two years from the grant date, and have a contractual term of five years.

There were no options granted during the 13-week period ended March 26, 2010 and no options granted during the 13-week period ended March 27, 2009. As of March 26, 2010, there was approximately $3,400 of unrecognized stock-based compensation expense related to nonvested stock options.

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. There were no recorded translation gains for the 13-week period ended March 26, 2010. Net gains and losses resulting from foreign exchange transactions are recorded as a component of interest income and other, net.

Earnings per Share

The Company computes earnings per share in accordance with FASB ASC 260, Earnings per Share. FASB ASC 260 provides for the calculation of basic and diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted earnings per share considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

The weighted average number of shares was approximately 16,020,961 and 14,677,594 for the 13-week periods ended March 26, 2010 and March 27, 2009, respectively. The diluted weighted average number of shares was approximately 16,030,665 and 14,990,167 for the 13-week periods ended March 26, 2010 and March 27, 2009, respectively.

Common stock equivalents for the 13-week period ended March 27, 2009 was anti-dilutive due to the net losses sustained by the Company during the period. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation for the period ended March 27, 2009 excludes approximately 312,573 shares that could dilute earnings per share in future periods.

Recently Issued Financial Accounting Standards

In May 2009, the FASB issued Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 26, 2010, for items that should be recognized or disclosed in these financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Other Assets

Other assets consist of:

	March 26, 2010	December 25, 2009
Capitalized debt cost	$323,000	$397,500

	323,000	397,500

Current portion classified as other current asset	323,000	328,800

	$0	$68,700

4. Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors (the “Board”), subject to the prior rights of any outstanding senior classes of stock, of which there are currently none. The Company records stock as issued when the consideration is received or the obligation is incurred.

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 26, 2008	3,899,898	$0.01-2.50	$0.80
Warrants, convertible debt and options granted	200,000	$0.25	$0.25
Warrants exercised	(230,000)	$0.01	$0.01
Warrants and options cancelled or expired	(1,512,058)	$0.50-1.28	$1.00

Outstanding at December 25, 2009	2,357,840	$0.01-2.50	$0.70

Warrants exercised	(94,117)	$0.01	$0.01
Warrants and options cancelled or expired	(100,000)	$0.25	$0.25

Outstanding at March 26, 2010	2,163,723	$0.01-2.50	$0.76

Exercisable at March 26, 2010	2,063,723	$0.01-2.50	$0.78
Exercisable at December 25, 2009	2,157,840	$0.01-2.50	$0.75

The following table summarizes information about options and warrants outstanding and exercisable as of March 26, 2010:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	10,782	41 years	$0.01	41 years	10,782	$0.01
$0.25-0.77	1,618,529	1.6 years	$0.59	1.4 years	1,518,529	$0.61
$1.00-2.50	534,412	1.3 years	$0.85	1.3 years	534,412	$0.85

As of March 26, 2010 and December 25, 2009, there were approximately 2,063,723 and 2,157,840 options exercisable at a weighted average exercise price of $0.78 and $0.75, respectively. There were no options granted in 2010 and the weighted average fair value of options at the date of grant of the options was $0.25 for 2009.

5. Segment Information

The Company had two reportable segments during the 13 weeks ended March 26, 2010: Jagged Peak, Inc and Jagged Peak Canada, Inc. Although both of these segments are in the same industry, provide the same services, have similar clients, are managed by the same team and use the same technology, they provide the services in different locations. Revenue for Jagged Peak Canada Inc. began in the third quarter of 2009. Therefore, for the 13 weeks ended March 26, 2010 the Company has included segment reporting; however for the 13 weeks ended March 27, 2009 there was no reportable segment activity.

For the 13 weeks ended March 26, 2010, information regarding operations by segment is as follows:

	Jagged Peak, Inc	Jagged Peak Canada, Inc.	Total
Revenue	$4,577,500	$563,000	$5,140,500
Cost of revenues	$3,424,400	$555,200	$3,979,600
Operating income (loss)	$156,700	$(15,600)	$141,100
Net profit (loss)	$24,000	$(12,700)	$11,300

Jagged Peak Canada, Inc has no long-term assets and there was approximately $18,000 of intercompany management charges that were eliminated in consolidation.

6. Related Party Transaction

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company did not use the services of Norco during the 13-week period ended March 26, 2010 and paid approximately $12,900 during the 13-week period ended March 27, 2009. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005 as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words “expect”, “anticipate”, “estimate” or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 25, 2009.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see the section of our December 25, 2009 annual report filed with the SEC under Item 1A entitled “Risks Factors.”

RESULTS OF OPERATIONS

For the 13-week period ended March 26, 2010 compared to the 13-week period ended March 27, 2009

Revenues increased approximately $1,132,700, or 28%, to approximately $5,140,500 for the 13-week period ended March 26, 2010, as compared to approximately $4,007,800 for the 13-week period ended March 27, 2009. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) the continued expansion of services to existing customers, (iii) the newly operating Canadian operation and (iv) new customers resulting from our marketing efforts. The Canadian operation is similar to our United States fulfillment operation, however all technology services are still performed and billed from the United States.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $994,700, or 33%, to approximately $3,979,600 for the 13-week period ended March 26, 2010, as compared to approximately $2,984,900 for the 13-week period ended March 27, 2009. As a percentage of revenues, costs of revenue amounted to approximately 77% of related revenues for the 13-week period ended March 26, 2010, as compared with approximately 74% for the 13-week period ended March 27, 2009. Increased costs of revenue and increases as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) a decrease in technology revenue, which has a lower cost of revenue, (iii) increased orders flowing through the Company’s North America distribution network, which has a higher cost of revenue, and (iv) the newly operating Canadian operation, which has a higher cost of revenue as a percentage of revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. We are currently working to implement a new pick to light system, which is expected to increase productivity more than 200%. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to capitalize on the additional capacity and improve the Canadian operations.

Selling, general and administrative expense decreased by approximately $103,800, or 10%, to approximately $1,019,800 for the 13-week period ended March 26, 2010 as compared to approximately $1,123,600 for the 13-week period ended March 27, 2009. The decrease was primarily related to (i) a management effort beginning in 2009 to reduce overall general and administrative expense, (ii) automation of certain functions, and (iii) the completion of the new accounting system implementation. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. The Company is in the process of implementing a new warehouse management system, which will increase the general and administrative expense during the second and third quarter of 2010.

The Company realized a profit from continuing operations before provision for income taxes of approximately $22,500 for the 13-week period ended March 26, 2010, compared with a loss from continuing operations before provision for income taxes of approximately $215,900 for the 13-week period ended March 27, 2009.

The income tax expense was approximately $11,200 for the 13-week period ended March 26, 2010 compared to an income tax benefit of approximately $68,500 for the 13-week period ended March 27, 2009. Differences between the effective tax rate used for 2010 and 2009, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of March 26, 2010 the Company had federal and state net operating loss carry-forwards totaling approximately $4,200,000, which begin to expire in 2017.

Basic income per share from continuing operations for the 13-week period ended March 26, 2010 was $0.00 per weighted average share, compared with a basic loss of $0.01 per weighted average share for the 13-week period ended March 27, 2009.

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

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, shipping and handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. Work in process represents unbilled costs and services. Shipping and handling costs are classified as cost of revenues.

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

During the 13-week periods ended March 26, 2010 and March 27, 2009, sales to one customer amounted to approximately $4,334,400 and $2,865,100, respectively, or 84% and 71% of total revenues, respectively. Accounts receivable from the same customer at March 26, 2010 amounted to approximately $976,800 or approximately 65% of the balance. Accounts receivable from the same customer at March 27, 2009 amounted to approximately $524,000 or approximately 33% of the balance. This customer is a large international company with more than one hundred brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $45,000 and $40,000 is considered necessary as of March 26, 2010 and December 25, 2010, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended March 26, 2010 by approximately $10,000. We do not accrue interest on past due receivables.

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

Put Options

The Company recently issued restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares has the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. Moriah can sell these shares of common stock at its sole discretion in compliance with applicable securities laws. The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity. As of March 18, 2011 if the put expires unexercised, the Company will transfer the value of the shares back to permanent equity, less any amount recovered from the holder.

EBITDA

EBITDA for the 13-week period ended March 26, 2010 was approximately $205,500 compared to approximately $(43,100) in the comparable period of the prior year. The increase in the EBITDA directly relates to the increase in sales compared to 2009 and the decrease in selling, general and administrative expenses. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes, if applicable, the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 13-weeks ended
	March 26, 2010	March 27, 2009

Net profit (loss) as reported	$11,300	$(147,400)

Income tax expense (benefit)	11,200	(68,500)

Interest expense	111,600	115,200

Depreciation and amortization	71,400	57,600

EBITDA	$205,500	$(43,100)

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 26, 2010, the Company had approximately $1,690,100 of negative working capital and had cash and cash equivalents of approximately $326,800, compared with approximately $331,300 of cash and cash equivalents at December 25, 2009. The decrease in working capital is primarily the result of the debt that was refinanced in December of 2009 that has a maturity date of March 18, 2011, which is now less than one year.

During the 13-week period ended March 26, 2010, cash decreased by approximately $4,500. Management expects to return to positive cash flow from operations going forward, except in periods when the accounts receivable and work in process balances significantly increase based on revenue growth.

In December 2009, the Company entered into a Loan and Security Agreement with Moriah Capital L.P., a Delaware limited partnership (“Moriah”), whereby we agreed to a Term Note (the “Note”) in the principal amount of one million five hundred thousand dollars ($1,500,000). The interest rate of the Note is six percent (6%) above prime with a floor of eleven percent (11%) and is paid on a monthly basis. There are no monthly principal payments; a final balloon payment of $1,500,000 is due in March of 2011. The proceeds from the Note were used to extinguish all remaining loans of the Company and provide the necessary working capital to accelerate the Company’s growth initiatives. A portion of the Note is secured by the Jagged Peak common stock held by certain stockholders of the Company, which could cause a change of control if the Company was to default on the loan.

Management expects to obtain additional financing or an equity infusion to make the final payment to Moriah, due in March of 2011. The current principal balance is $1,250,000. Based on the cash flow from operations and the Company’s past history, management believes it will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 26, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended.

(b)	Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended March 26, 2010 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January of 2010 the Company issued 94,117 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The issuance was related to the exercise of warrants and the consideration paid was approximately $900 and the use of these proceeds will be working capital.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated May 6, 2010

31.2	Certification of the Chief Financial Officer dated May 6, 2010

32.1	Written Statements of the Chief Executive Officer dated May 6, 2010

32.2	Written Statements of the Chief Financial Officer dated May 6, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	May 6, 2010
Paul B. Demirdjian	Date
Chief Executive Officer
(Principle Executive Officer)

/s/ Andrew J. Norstrud	May 6, 2010
Andrew J. Norstrud	Date
Chief Financial Officer
(Principle Financial Officer)