Form 10-Q
period 2010-06-25
JAGGED PEAK, INC.
filed 2010-08-06
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 25, 2010

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

The Registrant had 16,020,961 shares of common stock, par value $0.001 per share, outstanding as of August 6, 2010.

Jagged Peak, Inc.

Jagged Peak, Inc.

Consolidated Balance Sheets

	June 25, 2010 (Unaudited)	December 25, 2009 (Audited)
Assets
Current assets:
Cash	$108,300	$331,300
Accounts receivable, net of allowance for doubtful accounts of $35,000 and $40,000 at June 25, 2010 and December 25, 2009, respectively	1,252,600	1,357,500
Other receivables	299,200	231,000
Work in process, net of allowance of $30,000 at June 25, 2010 and December 25, 2009	157,000	64,000
Deferred tax asset	189,400	173,000
Other current assets	401,200	441,900

Total current assets	2,407,700	2,598,700

Property and equipment, net of accumulated depreciation of $1,630,800 and $1,547,400 at June 25, 2010 and December 25, 2009, respectively	256,100	239,400

Other assets:
EDGE and other applications, net of accumulated amortization of $1,481,400 and $1,406,300 at June 25, 2010 and December 25, 2009, respectively	523,800	386,000
Deferred tax asset	1,308,500	1,350,500
Other assets	22,400	68,700

Total long-term assets	2,110,800	2,044,600

Total assets	$4,518,500	$4,643,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,601,300	$1,861,300
Accrued payroll and bonuses	270,600	317,200
Other accrued expenses	82,400	149,000
Deferred rent	36,100	37,000
Notes payable, current portion	1,250,000	0
Deferred revenue and customer deposits	900,100	913,500

Total current liabilities	4,140,500	3,278,000

Long-term liabilities:
Long-term debt	0	1,000,000
Deferred rent, long-term	0	17,800

Total long-term liabilities	0	1,017,800

Temporary equity – Common stock, subject to put rights 775,000 shares	162,800	162,800

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 25, 2010 and December 25, 2009
Common stock, $.001 par value; 70,000,000 shares authorized; 16,020,961 shares issued and outstanding at June 25, 2010 and 15,926,844 shares issued and outstanding at December 25, 2009	16,100	16,000

Additional paid-in capital	3,422,700	3,420,100
Treasury Stock, 122,491 shares	(9,000)	0
Accumulated deficit	(3,214,600)	(3,251,400)

Total stockholders’ equity	215,200	184,700

Total liabilities and stockholders’ equity	$4,518,500	$4,643,300

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations (Unaudited)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Revenue	$4,949,500	$3,595,700	$10,090,000	$7,603,500
Cost of revenues	3,713,500	2,653,000	7,693,100	5,637,900

Gross profit	1,236,000	942,700	2,396,900	1,965,600

Selling, general and administrative expenses	1,077,100	1,039,700	2,096,900	2,163,300

Operating income (loss)	158,900	(97,000)	300,000	(197,700)

Other expenses	1,100	0	8,100	0
Interest expense	117,100	116,700	228,700	231,900

Profit (loss) before tax expense (benefit)	40,700	(213,700)	63,200	(429,600)

Provision for income tax expense (benefit)	15,200	(81,100)	26,400	(149,600)

Net profit (loss)	$25,500	$(132,600)	$36,800	$(280,000)

Weighted average number of common shares outstanding – basic	16,020,961	14,677,594	16,020,961	14,677,594

Net income (loss) per share – basic	$0.00	$(0.01)	$0.00	$(0.02)

Weighted average number of common shares outstanding – fully diluted	16,030,665	14,677,594	16,030,665	14,677,594

Net income (loss) per share – fully diluted	$0.00	$(0.01)	$0.00	$(0.02)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

26 Week Period Ended June 25, 2010 (Unaudited)

	Common Stock		Additional Paid in Capital
	Shares	Amount		Treasury Stock	Accumulated Deficit	Total
Balance, December 25, 2009	15,926,844	$16,000	$3,420,100	$0	$(3,251,400)	$184,700
Treasury stock				(9,000)		(9,000)
Issuance of stock	94,117	100	900			1,000
Amortization of stock options			1,700			1,700
Net profit for the period					36,800	36,800

Balance, June 25, 2010	16,020,961	$16,100	$3,422,700	$(9,000)	$(3,214,600)	$215,200

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	26 Week Period Ended
	June 25, 2010	June 26, 2009
Operating activities
Net profit (loss)	$36,800	$(280,000)

Adjustments to reconcile net profit (loss) to net cash (used) in provided by operating activities:
Depreciation and amortization	158,500	127,000
Amortization of officers, director and employees compensation	1,700	2,200
Amortization of equity related to debt	164,500	160,700
Bad debt expense	24,600	72,300
Changes in:
Accounts receivable	80,300	825,200
Work-in-process	(93,000)	26,900
Other receivables	0	4,300
Other current assets	(68,200)	(8,400)
Deferred tax asset	25,600	(150,000)
Other assets	(77,500)	0
Accounts payable	(260,000)	(501,500)
Accrued payroll	(46,600)	(102,500)
Accrued expenses	(66,600)	(8,100)
Deferred rent	(18,700)	(18,700)
Other liabilities	(13,400)	182,500

Net cash flows (used in) provided by operating activities	(152,000)	331,900

Investing activities
Acquisition of property and equipment	(100,100)	(60,900)
Acquisition/development of software/ Edge platform	(212,900)	(256,700)

Cash flows used by investing activities	(313,000)	(317,600)

Financing activities
Treasury stock	(9,000)	0
Net proceeds and payments on the revolving note	0	177,100
Proceeds from the issuance of equity	1,000	0
Proceeds from (payments on) notes payable	250,000	(270,000)

Cash flows provided by (used in) financing activities	242,000	(92,900)

Net decrease in cash	(223,000)	(78,600)

Cash, beginning of period	331,300	126,500

Cash, end of period	$108,300	$47,900

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$64,200	$71,200

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 26-Week Periods Ended June 25, 2010 and the 13 and

26-Week Periods Ended June 26, 2009

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

TotalCommerce™ is a solution that includes everything a company needs to quickly and cost effectively launch a fully operational, best practices direct to consumer sales channel in less than 60 days. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended June 25, 2010 and June 26, 2009 both consist of 13 and 26 weeks.

2. Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the consolidated financial position at June 25, 2010, (b) the consolidated results of operations for the 13 and 26 weeks ended June 25, 2010 and June 26, 2009, (c) the consolidated statement of changes in stockholders’ equity for the 26 week period ended June 25, 2010 and (d) consolidated cash flows for the 26 weeks ended June 25, 2010 and June 26, 2009, have been made.

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

Software and Development Enhancements

Software and development enhancements expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $97,100 capitalized during the 13 week period ended June 25, 2010 and approximately $212,900 capitalized during the 26 week period ended June 25, 2010 and there was approximately $171,800 capitalized during the 13 week period ended June 26, 2009 and approximately $256,700 capitalized during the 26 week period ended June 26, 2009. Amortization expense related to capitalized software and charged to operations for the 13 week and 26 week periods ended June 25, 2010 was approximately $42,800 and $75,000, respectively. Amortization expense related to capitalized software and charged to operations for the 13 week and 26 week periods ended June 26, 2009 was approximately $15,300 and $22,300, respectively.

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

During the 26-week periods ended June 25, 2010 and June 26, 2009, sales to one customer amounted to approximately $8,415,200 and $5,560,900, respectively, or 83% and 73% of total revenues, respectively. Accounts receivable from the same customer at June 25, 2010 amounted to approximately $792,700 or approximately 62% of the balance. Accounts receivable from two customers at June 26, 2009 amounted to approximately $354,200 or approximately 28% of the balance. This customer is a large international company with more than one hundred brands and we continue to expand services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $35,000 and $40,000 is considered necessary as of June 25, 2010 and December 25, 2009, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended June 25, 2010 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 26-week periods ended June 25, 2010 and June 26, 2009, there was no impairment of long-lived or intangible assets.

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

The Company generated deferred tax assets primarily in 2004 and 2005 as a result of expenses from the triangular reverse merger with Absolute Glass, the write off of expenses related to an unsuccessful capital raising, moving the warehouse facility and general operating losses.

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

Put Options

The Company issued restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares has the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. Moriah can sell these shares of common stock at its sole discretion in compliance with applicable securities laws. The Company has accounted for these shares in accordance with the guidance established by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 as a reclassification of the value of the shares from permanent to temporary equity. As of March 18, 2011, if the put expires unexercised, the Company will transfer the value of the shares back to permanent equity, less any amount recovered from the holder.

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

There were no options granted during the 26-week period ended June 25, 2010 and there were 100,000 options granted during the 26-week period ended June 25, 2009. As of June 25, 2010, there was approximately $2,600 of unrecognized stock-based compensation expense related to nonvested stock options.

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. There were no recorded translation gains for the 26-week period ended June 25, 2010. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

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

The weighted average number of shares was approximately 16,020,961 and 14,677,594 for the 26-week periods ended June 25, 2010 and June 26, 2009, respectively. The diluted weighted average number of shares was approximately 16,030,665 and 14,990,527 for the 26-week periods ended June 25, 2010 and June 26, 2009, respectively.

Common stock equivalents for the 26-week period ended June 26, 2009 were anti-dilutive due to the net losses sustained by the Company during that period. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the 26-week period ended June 26, 2009 excludes approximately 312,933 shares that could dilute earnings per share in future periods.

Recently Issued Financial Accounting Standards

In May 2009, the FASB issued Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of June 25, 2010, for items that should be recognized or disclosed in these financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors (the “Board”), subject to the prior rights of the holders of any outstanding senior classes of stock, to which there are currently none. The Company records stock as issued when the consideration is received or the obligation is incurred.

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

The Company’s 2000 Stock Incentive Plan authorizes the grant of up to 100,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The option price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the par value of Common Stock. The option price for incentive stock options shall not be less than the fair market value of one share of Common Stock on the date of grant. The option price for nonstatutory options may be less than the fair market value of Common Stock on the date of grant only if the Board determines that special circumstances warrant a lower exercise price.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 26, 2008	3,899,898	$0.01-2.50	$0.80
Warrants, convertible debt and options granted	200,000	$0.25	$0.25
Warrants exercised	(230,000)	$0.01	$0.01
Warrants and options cancelled or expired	(1,512,058)	$0.50-1.28	$1.00

Outstanding at December 25, 2009	2,357,840	$0.01-2.50	$0.70

Warrants exercised	(94,117)	$0.01	$0.01
Warrants and options cancelled or expired	(100,000)	$0.25	$0.25

Outstanding at June 25, 2010	2,163,723	$0.01-2.50	$0.75

Exercisable at June 25, 2010	2,113,723	$0.01-2.50	$0.77
Exercisable at December 25, 2009	2,157,840	$0.01-2.50	$0.75

The following table summarizes information about options and warrants outstanding and exercisable as of June 25, 2010:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	10,782	41 years	$0.01	41 years	10,782	$0.01
$0.25-0.77	1,618,529	1.3 years	$0.58	1.2 years	1,568,529	$0.60
$1.00-2.50	534,412	0.5 years	$1.29	0.5 years	534,412	$1.29

As of June 25, 2010 and December 25, 2009, there were 2,113,723 and 2,157,840 options exercisable at a weighted average exercise price of $0.77 and $0.75, respectively. There were no options granted in 2010 and the weighted average fair value of options at the date of grant of the options was $0.25 for 2009.

4. Segment Information

The Company had two reportable segments during the 13 and 26 weeks ended June 25, 2010: Jagged Peak, Inc and Jagged Peak Canada, Inc. Although both of these segments are in the same industry, provide the same services, have similar clients, are managed by the same team and use the same technology, they provide the services in different geographical locations. Revenue for Jagged Peak Canada Inc. began in the third quarter of 2009. Therefore, for the 13 and 26 weeks ended June 25, 2010 the Company has included segment reporting; however for the 13 and 26 weeks ended June 26, 2009 there was no reportable segment activity.

For the 13 weeks ended June 26, 2010, information regarding operations by segment is as follows:

	Jagged Peak, Inc	Jagged Peak Canada, Inc.	Total
Revenue	$4,325,500	$624,000	$4,949,500
Cost of revenues	$3,101,900	$611,600	$3,713,500
Operating income (loss)	$168,400	$(9,500)	$158,900
Net profit (loss)	$30,400	$(4,900)	$25,500

For the 26 weeks ended June 26, 2010, information regarding operations by segment is as follows:

	Jagged Peak, Inc	Jagged Peak Canada, Inc.	Total
Revenue	$8,903,000	$1,187,000	$10,090,000
Cost of revenues	$6,526,300	$1,166,800	$7,693,100
Operating income (loss)	$325,100	$(25,100)	$300,000
Net profit (loss)	$54,400	$(17,600)	$36,800

Jagged Peak Canada, Inc has no long-term assets and there was approximately $36,000 of intercompany management charges that were eliminated in consolidation for the 26 week period ended June 26, 2010.

5. Related Party Transaction

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company did not use the services of Norco during the 26-week period ended June 25, 2010 and paid approximately $12,900 during the 26-week period ended June 26, 2009. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the

Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

TotalCommerce™ is a solution that includes everything a company needs to quickly and cost effectively launch a fully operational, best practices direct to consumer sales channel in less than 60 days. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

RESULTS OF OPERATIONS

For the 13-week period ended June 25, 2010 compared to the 13-week period ended June 26, 2009

Revenues increased approximately $1,353,800, or 38%, to approximately $4,949,500 for the 13-week period ended June 25, 2010, as compared to approximately $3,595,700 for the 13-week period ended June 26, 2009. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) increase in distribution orders, (iii) the newly operating Canadian operation, (iv) growth in our recurring technology transaction revenue, and (v) new customers. The Canadian operation is similar to our United States fulfillment operation, however all technology services are still performed and billed from the United States.

Cost of revenues, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $1,060,500 or 40%, to approximately $3,713,500 for the 13-week period ended June 25, 2010, as compared to approximately $2,653,000 for the 13-week period ended June 26, 2009. As a percentage of revenues, cost of revenue amounted to approximately 75% of related revenues for the 13-week period ended June 25, 2010, as compared with approximately 74% for the 13-week period ended June 26, 2009. Increased costs of revenue and increases as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) a decrease in professional service revenue, which has a higher gross margin, (iii) increased orders flowing through the Company’s North America distribution network, which has a lower gross margin, and (iv) the newly operating Canadian operation, which has a higher cost of revenue as a percentage of revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to capitalize on the additional capacity and improve our Canadian operations.

Selling, general and administrative expense increased by approximately $37,400, or 4%, to approximately $1,077,100 for the 13-week period ended June 25, 2010 as compared to approximately $1,039,700 for the 13-week period ended June 26, 2009. The increase was primarily related to (i) increased sales and marketing costs related to a new sale program, (ii) recruiting and travel expenses, and (iii) costs related to the implementation of the new warehouse management system. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. The Company is in the process of implementing a new warehouse management system, which will continue to increase the general and administrative expense during the third and fourth quarter.

The Company realized a profit from continuing operations before provisions for income taxes of approximately $40,700 for the 13-week period ended June 25, 2010, compared with the loss from continuing operations before provisions for income taxes of approximately $213,700 for the 13-week period ended June 26, 2009.

Income tax expense was approximately $15,200 for the 13-week period ended June 25, 2010 compared to an income tax benefit of approximately $81,100 for the 13-week period ended June 26, 2009. Differences between the effective tax rate used for 2010 and 2009, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 25, 2010 the Company had federal and state net operating loss carry-forwards totaling approximately $4,200,000, which begin to expire in 2017.

Basic income per share from continuing operations for the 13-week period ended June 25, 2010 was $0.00 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 13-week period ended June 26, 2009.

For the 26-week period ended June 25, 2010 compared to the 26-week period ended June 26, 2009

Revenues increased approximately $2,486,500, or 33%, to approximately $10,090,000 for the 26-week period ended June 25, 2010, as compared to approximately $7,603,500 for the 26-week period ended June 26, 2009. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) increase in distribution orders, (iii) the newly operating Canadian operation, (iv) growth in our recurring technology transaction revenue, and (v) new customers. The Canadian operation is similar to our United States fulfillment operation, however all technology services are still performed and billed from the United States.

Cost of revenues, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $2,055,200, or 36%, to approximately $7,693,100 for the 26-week period ended June 25, 2010, as compared to approximately $5,637,900 for the 26-week period ended June 26, 2009. As a percentage of revenues, cost of revenue amounted to approximately 76% of related revenues for the 26-week period ended June 25, 2010, as compared with approximately 74% for the 26-week period ended June 26, 2009. Increased costs of revenue and increases as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) a decrease in professional service revenue, which has a higher gross margin, (iii) increased orders flowing through the Company’s North America distribution network, which has a lower gross margin, and (iv) the newly operating Canadian operation, which has a higher cost of revenue as a percentage of revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to capitalize on the additional capacity and improve our Canadian operations.

Selling, general and administrative expense decreased by approximately $66,400, or 3%, to approximately $2,096,900 for the 26-week period ended June 25, 2010 as compared to approximately $2,163,300 for the 26-week period ended June 26, 2009. The decrease was primarily related to (i) a management effort beginning in 2009 to reduce overall general and administrative expense, (ii) automation of certain functions, and (iii) the completion of the new accounting system implementation, these gains were off-set by costs associated with (i) a new sales and marketing program and (ii) the implementation of a new warehouse management system. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. The Company is in the process of implementing a new warehouse management system, which will increase general and administrative expense during the third and fourth quarter.

The Company realized a profit from continuing operations before provisions for income taxes of approximately $63,200 for the 26-week period ended June 25, 2010, compared with the loss from continuing operations before provisions for income taxes of approximately $429,600 for the 26-week period ended June 26, 2009.

Income tax expense was approximately $26,400 for the 26-week period ended June 25, 2010 compared to an income tax benefit of approximately $149,600 for the 26-week period ended June 26, 2009. Differences between the effective tax rate used for 2010 and 2009, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 25, 2010 the Company had federal and state net operating loss carry-forwards totaling approximately $4,200,000, which begin to expire in 2017.

Basic income per share from continuing operations for the 26-week period ended June 25, 2010 was $0.00 per weighted average share, compared with basic loss of $0.02 per weighted average share for the 26-week period ended June 26, 2009.

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

During the 26-week periods ended June 25, 2010 and June 26, 2009, sales to one customer amounted to approximately $8,415,200 and $5,560,900, respectively, or 83% and 73% of total revenues, respectively. Accounts receivable from the same customer at June 25, 2010 amounted to approximately $792,700 or approximately 62% of the balance. Accounts receivable from two customers at June 26, 2009 amounted to approximately $354,200 or approximately 28% of the balance. This customer is a large international company with more than one hundred brands and we continue to expand services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $35,000 and $40,000 is considered necessary as of June 25, 2010 and December 25, 2009, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended June 25, 2010 by approximately $10,000. We do not accrue interest on past due receivables.

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

The Company generated deferred tax assets primarily in 2004 and 2005 as a result of expenses from the triangular reverse merger with Absolute Glass, the write off of expenses related to an unsuccessful capital raising, moving the warehouse facility and general operating losses.

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

Put Options

The Company issued restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares has the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. Moriah can sell these shares of common stock at its sole discretion in compliance with applicable securities laws. The Company has accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity. As of March 18, 2011, if the put expires unexercised, the Company will transfer the value of the shares back to permanent equity, less any amount recovered from the holder.

EBITDA

EBITDA for the 26-week period ended June 25, 2010 was approximately $450,400 compared to approximately $(70,700) in the comparable period of the prior year. The increase in the EBITDA directly relates to the increase in sales compared to 2009 and the decrease in selling, general and administrative expenses. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes, if applicable, the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided:

	For the 26-weeks ended
	June 25, 2010	June 26, 2009

Net profit (loss) as reported	$36,800	$(280,000)

Income tax expense (benefit)	26,400	(149,600)

Interest expense	228,700	231,900

Depreciation and amortization	158,500	127,000

EBITDA	$450,400	$(70,700)

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 25, 2010, the Company had approximately $1,732,800 of negative working capital and has cash and cash equivalents of approximately $108,300, compared with approximately $331,300 of cash and cash equivalents at December 25, 2009. The decrease in working capital is primarily the result of the debt that was refinanced in December of 2009 that has a maturity date of March 18, 2011, which is now less than one year and classified as a current liability.

During the 26-week period ended June 25, 2010 cash decreased by approximately $223,000. The most significant non-cash expenses during the period were depreciation, amortization and the amortization of equity related to debt. The Company used approximately $152,000 in operations. The Company invested approximately $313,000 in property, equipment and enhancements of the EDGE platform. This was financed from available cash and an increase in the revolving debt. Management expects to return to positive cash flow from operations going forward, except in periods when the accounts receivable and work in process balances significantly increase based on revenue growth.

In December 2009, the Company entered into a Loan and Security Agreement with Moriah Capital L.P., a Delaware limited partnership (“Moriah”), whereby we agreed to a Term Note (the “Note”) in the principal amount of one million five hundred thousand dollars ($1,500,000). The interest rate of the Note is six percent (6%) above prime with a floor of eleven percent (11%) and is paid on a monthly basis. There are no monthly principal payments; a final balloon payment of $1,500,000 is due in March of 2011. The proceeds from the Note were used to extinguish all remaining loans of the Company and provide the necessary working capital to accelerate the Company’s growth initiatives. A portion of the Note is secured by Jagged Peak common stock held by certain stockholders of the Company, which could cause a change of control if the Company was to default on the loan.

Management expects to obtain additional financing or an equity infusion to make the final payment to Moriah, due in March of 2011. The current principal balance is $1,250,000. Based on the cash flow from operations and the Company’s past history, management believes it will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with convertible debt at the current market price of the stock.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 25, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective for timely gathering, analyzing, and disclosing the information we are required to disclose in our reports filed under the Securities Act of 1934, as amended.

(b)	Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended June 25, 2010 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In January of 2010, the Company issued 94,117 common stock shares, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The issuance was related to the exercise of warrants and the consideration paid was approximately $1,000. The use of these proceeds will be for working capital.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated August 6, 2010

31.2	Certification of the Chief Financial Officer dated August 6, 2010

32.1	Written Statements of the Chief Executive Officer dated August 6, 2010

32.2	Written Statements of the Chief Financial Officer dated August 6, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	August 6, 2010
Paul B. Demirdjian	Date
Chief Executive Officer
(Principle Executive Officer)

/s/ Andrew J. Norstrud	August 6, 2010
Andrew J. Norstrud	Date
Chief Financial Officer
(Principle Financial Officer)