Form 10-Q
period 2010-09-24
JAGGED PEAK, INC.
filed 2010-11-05
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 24, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 16,020,961 shares of common stock, par value $0.001 per share, outstanding as of November 5, 2010.

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Jagged Peak, Inc.

Consolidated Balance Sheets

	September 24, 2010 (Unaudited)	December 25, 2009 (Audited)
Assets
Current assets:
Cash	$272,000	$331,300
Accounts receivable, net of allowance for doubtful accounts of $90,000 and $40,000 at September 24, 2010 and December 25, 2009, respectively	1,577,300	1,357,500
Other receivables	143,400	231,000
Work in process, net of allowance of $45,000 and $30,000 at September 24, 2010 and December 25, 2009, respectively	269,200	64,000
Deferred tax asset	189,600	173,000
Other current assets	401,400	441,900

Total current assets	2,852,900	2,598,700

Property and equipment, net of accumulated depreciation of $1,675,200 and $1,547,400 at September 24, 2010 and December 25, 2009, respectively	249,400	239,400

Other assets:
EDGE and other applications, net of accumulated amortization of $1,531,500 and $1,406,300 at September 24, 2010 and December 25, 2009, respectively	528,000	386,000
Deferred tax asset	1,295,900	1,350,500
Other assets	22,400	68,700

Total long-term assets	2,095,700	2,044,600
Total assets	$4,948,600	$4,643,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,792,400	$1,861,300
Accrued payroll and bonuses	383,200	317,200
Other accrued expenses	63,200	149,000
Deferred rent	26,800	37,000
Notes payable, current portion	1,250,000	0
Deferred revenue and customer deposits	1,045,600	913,500

Total current liabilities	4,561,200	3,278,000

Long-term liabilities:
Long-term debt	0	1,000,000
Deferred rent, long-term	0	17,800

Total long-term liabilities	0	1,017,800

Temporary equity – Common stock, subject to put rights 775,000 shares	162,800	162,800

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 24, 2010 and December 25, 2009	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,020,961 shares issued and outstanding at September 24, 2010 and 15,926,844 at December 25, 2009	16,100	16,000
Additional paid-in capital	3,423,600	3,420,100
Treasury Stock, 122,491 shares	(9,000)	0
Accumulated deficit	(3,206,100)	(3,251,400)

Total stockholders’ equity	224,600	184,700
Total liabilities and stockholders’ equity	$4,948,600	$4,643,300

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations (Unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009

Revenue	$5,288,700	$4,097,400	$15,378,700	$11,700,900

Cost of revenues	3,992,700	3,103,700	11,685,800	8,741,600

Gross profit	1,296,000	993,700	3,692,900	2,959,300

Selling, general and administrative expenses	1,156,100	1,026,700	3,253,000	3,190,000

Operating income (loss)	139,900	(33,000)	439,900	(230,700)

Other expenses	3,000	1,200	11,200	1,200
Interest expense	117,100	115,500	345,800	347,400

Profit (loss) before tax expense (benefit)	19,800	(149,700)	82,900	(579,300)

Provision for income tax expense (benefit)	11,200	(58,100)	37,600	(207,700)

Net profit (loss)	$8,600	$(91,600)	$45,300	$(371,600)

Weighted average number of common shares outstanding – basic	16,020,961	14,677,594	16,020,961	14,677,594

Net income (loss) per share – basic	$0.00	$(0.01)	$0.00	$(0.03)

Weighted average number of common shares outstanding – fully diluted	16,030,665	14,677,594	16,030,665	14,677,594

Net income (loss) per share – fully diluted	$0.00	$(0.01)	$0.00	$(0.03)

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

39 Week Period Ended September 24, 2010 (Unaudited)

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, December 25, 2009	15,926,844	$16,000	$3,420,100	$0	$(3,251,400)	$184,700

Treasury stock				(9,000)		(9,000)

Issuance of stock	94,117	100	900			1,000

Amortization of stock options			2,600			2,600

Net profit for the period					45,300	45,300

Balance, September 24, 2010	16,020,961	$16,100	$3,423,600	$(9,000)	$(3,206,100)	$224,600

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	39 Week Period Ended
	September 24, 2010	September 25, 2009
Operating activities
Net profit (loss)	$45,300	$(371,600)
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Depreciation and amortization	253,000	208,100
Amortization of officers, director and employees compensation	2,600	3,000
Amortization of equity related to debt	164,500	241,000
Adjustment for WIP allowance	15,000	0
Bad debt expense
Changes in:	85,800	134,100
Accounts receivable	(305,600)	118,700
Work-in-process	(220,200)	40,600
Other receivables	87,600	12,000
Other current assets	0	52,700
Deferred tax asset	38,000	(207,700)
Other assets	(77,700)	0
Accounts payable	(68,900)	(90,500)
Accrued payroll	66,000	(33,000)
Accrued expenses	(85,800)	15,300
Deferred rent	(28,000)	(28,000)
Other liabilities	132,100	337,600

Net cash flows provided by operating activities	103,700	432,300

Investing activities
Acquisition of property and equipment	(137,800)	(72,500)
Acquisition/development of software/ Edge platform	(267,200)	(325,800)

Cash flows used by investing activities	(405,000)	(398,300)

Financing activities
Treasury stock	(9,000)	0
Net proceeds and payments on the revolving note	0	393,700
Proceeds from the issuance of equity	1,000	0
Proceeds from (payments on) notes payable	250,000	(405,000)

Cash flows provided by (used in) financing activities	242,000	(11,300)

Net (decrease) increase in cash	(59,300)	22,700

Cash, beginning of period	331,300	126,500

Cash, end of period	$272,000	$149,200

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$98,600	$106,400

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 39-Week Periods Ended September 24, 2010 and the 13 and

39-Week Periods Ended September 25, 2009

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

Jagged Peak provides outsourced e-commerce and supply chain solutions that enable manufacturers, distributors, and consumer brand companies to quickly and cost effectively establish and operate a direct to customer online business that is fully integrated with their offline sales channels. Jagged Peak’s proven solutions provide companies the tools, expertise, infrastructure and scalability they need to create and maximize their direct to customer sales channel potential without the risk and burden of managing it themselves. The Company uniquely provides companies the benefit of maintaining complete control of the channel, ownership of the customer relationship and retention of the gross product margin normally lost to distributors, resellers and other trading partners.

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended September 24, 2010 and September 25, 2009 both consist of 13 and 39 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the consolidated financial position at September 24, 2010, (b) the consolidated results of operations for the 13 and 39 weeks ended September 24, 2010 and September 25, 2009, (c) the consolidated statement of changes in stockholders’ equity for the 39 week period ended September 24, 2010, and (d) the consolidated cash flows for the 39 weeks ended September 24, 2010 and September 25, 2009, have been made.

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

Revenue Recognition

There are multiple components in our TotalCommerce solution, which are sold through a master agreement where each individual component is priced separately and distinctly from the other components, based on market prices at which we sell those services individually. The client is able to choose which services it wishes to purchase. The separate components can be added or deleted at any time during the contract period from pre-determined prices. We have past history of selling each element separately to establish the market price of each element.

Software development services include activation, e-commerce site development, application and e-commerce site enhancements, consulting services and other development activities. Additional technology revenue is derived from help desk support, maintenance, general support, active monitoring and training.

Revenue from software development and technology services is recognized as services are provided or on the percentage of completion method for those arrangements with specified milestones. The percentage of completion is based on labor hours incurred to total labor hours expected to be incurred. Additional technology revenues are either paid monthly or on an annual basis. If paid on an annual basis, the revenue is recognized over the year, and if paid on a monthly basis, the revenue is recognized in the month in which the service was provided.

Hosting and managed services contracts range in length from one to three years, and are typically renewed annually after the initial term for subsequent one year periods. Revenue from hosting and managed services is recognized ratably over the period for which the services are provided. In most cases the fees are either a flat monthly fee or based on the client’s use of the system (transactions).

Our EDGE software is a web-based product and provided to our customers in software as a service model. Revenues are recognized ratably over the period the service is provided. The method of payment can be based on the clients’ use of the system (transactions), a flat monthly fee or an annual fee. Revenue for all methods of payment is recognized over the period the software is available to the client and we are responsible for providing software updates.

We have established vender specific objective evidence for the individually priced elements in our contracts through the use of the market as each element in our contracts is sold both as a package and individually with the same pricing. For any element delivered for which vender specific objective evidence (“VSOE”) is not available we use the residual method. When applying the residual method, VSOE of fair value is allocated to each of the undelivered elements and the remaining consideration is allocated to the delivered elements.

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. These revenues are recognized based on the net value of the services provided.

Certain order processing services are contracted out by us to optimized independent distribution warehouses in North America. All of these services are managed by us through our order management platform. Since we have the exclusive responsibility to contract and to manage the services provided to our clients by these independent warehouses and the related transportation, the revenue and expenses are recognized based on the amount of services charged to our client and the related expenses are part of our cost of services.

Work in process represents costs and services which have been provided and properly recognized based on the above policy, however have not been billed to the client.

Shipping and handling costs are classified as cost of revenues.

Software and Development Enhancements

Software and development enhancements expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $54,300 capitalized during the 13 week period ended September 24, 2010 and approximately $267,200 capitalized during the 39 week period ended September 24, 2010 and there was approximately $69,100 capitalized during the 13 week period ended September 25, 2009 and approximately $325,800 capitalized during the 39 week period ended September 25, 2009. Amortization expense related to capitalized software and charged to operations for the 13 week and 39 week periods ended September 24, 2010 was approximately $50,200 and $125,200, respectively. Amortization expense related to capitalized software and charged to operations for the 13 week and 39 week periods ended September 25, 2009 was approximately $29,800 and $52,100, respectively.

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

During the 39-week periods ended September 24, 2010 and September 25, 2009, sales to one customer amounted to approximately $12,951,200 and $8,897,300, respectively, or 84% and 76% of total revenues, respectively. Accounts receivable from the same customer at September 24, 2010, amounted to approximately $995,300, or approximately 60% of the balance. Accounts receivable from the same customer at September 25, 2009 amounted to approximately $1,111,000, or approximately 58% of the balance. This customer is a large international company with more than one hundred brands and we continue to expand services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $90,000 and $40,000 is considered necessary as of September 24, 2010 and December 25, 2009, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 24, 2010 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 39-week period ended September 24, 2010 and September 25, 2009, there was no impairment of long-lived or intangible assets.

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

There were no options granted during the 39-week period ended September 24, 2010 and there were 200,000 options granted during the 39-week period ended September 25, 2009. As of September 24, 2010, there was approximately $1,700 of unrecognized stock-based compensation expense related to nonvested stock options.

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. There were no recorded translation gains for the 39-week period ended September 24, 2010. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

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

The weighted average number of shares was approximately 16,020,961 and 14,677,594 for the 39-week periods ended September 24, 2010 and September 25, 2009, respectively. The diluted weighted average number of shares was approximately 16,030,665 and 14,990,647 for the 39-week periods ended September 24, 2010 and September 25, 2009, respectively.

Common stock equivalents for the 39-week period ended September 25, 2009 were anti-dilutive due to the net losses sustained by the Company during that period. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the 39-week period ended September 25, 2009 excludes approximately 313,053 shares that could dilute earnings per share in future periods.

Common stock equivalents for the 13-week period ended September 25, 2009 were anti-dilutive due to the net losses sustained by the Company during that period. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the 13-week period ended September 25, 2009 excludes approximately 313,293 shares that could dilute earnings per share in future periods.

Recently Issued Financial Accounting Standards

In May 2009, the FASB issued Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). This requires disclosure of the date through which the entity has evaluated subsequent events and the basis for that date. For public entities, this is the date the financial statements are issued. This does not apply to subsequent events or transactions that are within the scope of other GAAP and will not result in significant changes in the subsequent events reported by the Company. The Company has evaluated events and transactions occurring subsequent to the balance sheet date of September 24, 2010, for items that should be recognized or disclosed in these financial statements.

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 26, 2008	3,899,898	$0.01-2.50	$0.80

Warrants, convertible debt and options granted	200,000	$0.25	$0.25
Warrants exercised	(230,000)	$0.01	$0.01
Warrants and options cancelled or expired	(1,512,058)	$0.50-1.28	$1.00

Outstanding at December 25, 2009	2,357,840	$0.01-2.50	$0.70

Warrants exercised	(94,117)	$0.01	$0.01
Warrants and options cancelled or expired	(129,412)	$0.25-1.28	$0.48

Outstanding at September 24, 2010	2,134,311	$0.01-2.50	$0.75

Exercisable at September 24, 2010	2,084,311	$0.01-2.50	$0.77
Exercisable at December 25, 2009	2,157,840	$0.01-2.50	$0.75

The following table summarizes information about options and warrants outstanding and exercisable as of September 24, 2010:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$0.01	10,782	40 years	$0.01	40 years	10,782	$0.01
$0.25-0.77	1,618,529	1.1 years	$0.58	1 year	1,568,529	$0.60
$1.00-2.50	505,000	0.4 years	$1.29	0.4 years	505,000	$1.29

As of September 24, 2010 and December 25, 2009, there were 2,084,311 and 2,157,840 options exercisable at a weighted average exercise price of $0.77 and $0.75, respectively. There were no options granted in 2010 and the weighted average fair value of options at the date of grant of the options was $0.25 for 2009.

4.	Related Party Transaction

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company did not use the services of Norco during the 39-week period ended September 24, 2010 and paid approximately $12,900 during the 39-week period ended September 25, 2009. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

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

Jagged Peak provides outsourced e-commerce and supply chain solutions that enable manufacturers, distributors, and consumer brand companies to quickly and cost effectively establish and operate a direct to customer online business that is fully integrated with their offline sales channels. Jagged Peak’s proven solutions provide companies the tools, expertise, infrastructure and scalability they need to create and maximize their direct to customer sales channel potential without the risk and burden of managing it themselves. The Company uniquely provides companies the benefit of maintaining complete control of the channel, ownership of the customer relationship and retention of the gross product margin normally lost to distributors, resellers and other trading partners.

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

RESULTS OF OPERATIONS

For the 13-week period ended September 24, 2010 compared to the 13-week period ended September 25, 2009

Revenues increased approximately $1,191,300, or 29%, to approximately $5,288,700 for the 13-week period ended September 24, 2010, as compared to approximately $4,097,400 for the 13-week period ended September 25, 2009. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) the newly operating Canadian operation, (iii) growth in our recurring technology transaction revenue, and (iv) new customers. The Canadian operation is similar to our United States fulfillment operation, however all technology services are still performed and billed from the United States.

Cost of revenues, which consists primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $889,000, or 29%, to approximately $3,992,700 for the 13-week period ended September 24, 2010, as compared to approximately $3,103,700 for the 13-week period ended September 25, 2009. As a percentage of revenues, cost of revenue amounted to approximately 75% of related revenues for the 13-week period ended September 24, 2010, as compared with approximately 76% for the 13-week period ended September 25, 2009. Increased cost of revenue and decreases as a percentage of revenue resulted primarily from (i) increased order / transaction volume, partially offset by (ii) a decrease in revenue from software development and technology services, which has a higher gross margin, (iii) increased orders flowing through the Company’s North America distribution network, which has a lower gross margin, and (iv) the newly operating Canadian operation, which has a higher cost of revenue as a percentage of revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to capitalize on the additional capacity and improve the efficiency of our Canadian operations.

Selling, general and administrative expense increased by approximately $129,400, or 13%, to approximately $1,156,100 for the 13-week period ended September 24, 2010 as compared to approximately $1,026,700 for the 13-week period ended September 25, 2009. The increase was primarily related to (i) increased sales and marketing costs related to a new sales program, (ii) recruiting and travel expenses, and (iii) costs related to the implementation of the new warehouse management system. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. The Company is in the process of implementing a new warehouse management system, which will continue to increase the general and administrative expense through the fourth quarter.

The Company realized a profit from continuing operations before provisions for income taxes of approximately $139,900 for the 13-week period ended September 24, 2010, compared with the loss from continuing operations before provisions for income taxes of approximately $33,000 for the 13-week period ended September 25, 2009.

Income tax expense was approximately $11,200 for the 13-week period ended September 24, 2010 compared to an income tax benefit of approximately $58,100 for the 13-week period ended September 25, 2009. Differences between the effective tax rate used for 2010 and 2009, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 24, 2010 the Company had federal and state net operating loss carry-forwards totaling approximately $4,200,000, which begin to expire in 2017. Management believes that we will be able to fully use these credits prior to expiration.

Basic income per share from continuing operations for the 13-week period ended September 24, 2010 was $0.00 per weighted average share, compared with basic loss of $0.01 per weighted average share for the 13-week period ended September 25, 2009.

For the 39-week period ended September 24, 2010 compared to the 39-week period ended September 25, 2009

Revenues increased approximately $3,677,800, or 31%, to approximately $15,378,700 for the 39-week period ended September 24, 2010, as compared to approximately $11,700,900 for the 39-week period ended September 25, 2009. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) an increase in distribution orders, (iii) the newly operating Canadian operation, (iv) growth in our recurring technology transaction revenue, and (v) new customers. The Canadian operation is similar to our United States fulfillment operation; however, all technology services are still performed and billed from the United States.

Cost of revenues, which consists primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $2,944,200, or 34%, to approximately $11,685,800 for the 39-week period ended September 24, 2010, as compared to approximately $8,741,600 for the 39-week period ended September 25, 2009. As a percentage of revenues, cost of revenue amounted to approximately 76% of related revenues for the 39-week period ended September 24, 2010, as compared with approximately 75% for the 39-week period ended September 25, 2009. Increased cost of revenue and increases as a percentage of revenue resulted primarily from (i) increased order / transaction volume, (ii) a decrease in revenue from software development and technology services, which has a higher gross margin, (iii) increased orders flowing through the Company’s North America distribution network, which has a lower gross margin, and (iv) the newly operating Canadian operation, which has a higher cost of revenue as a percentage of revenue. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to capitalize on the additional capacity and improve our Canadian operations.

Selling, general and administrative expense increased by approximately $63,000, or 2%, to approximately $3,253,000 for the 39-week period ended September 24, 2010 as compared to approximately $3,190,000 for the 39-week period ended September 25, 2009. The increase was primarily related to (i) a new sales and marketing program and (ii) the implementation of a new warehouse management system, these increased costs were partially off-set by costs associated with (i) a management effort beginning in 2009 to reduce overall general and administrative expense, (ii) automation of certain functions, and (iii) the completion of the new accounting system implementation. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. The Company is in the process of implementing a new warehouse management system, which will increase general and administrative expense through the fourth quarter.

The Company realized a profit from continuing operations before provisions for income taxes of approximately $439,900 for the 39-week period ended September 24, 2010, compared with the loss from continuing operations before provisions for income taxes of approximately $230,700 for the 39-week period ended September 25, 2009.

Income tax expense was approximately $37,600 for the 39-week period ended September 24, 2010 compared to an income tax benefit of approximately $207,700 for the 39-week period ended September 25, 2009. Differences between the effective tax rate used for 2010 and 2009, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 24, 2010 the Company had federal and state net operating loss carry-forwards totaling approximately $4,200,000, which begin to expire in 2017. Management believes that we will be able to fully use these credits prior to expiration.

Basic income per share from continuing operations for the 39-week period ended September 24, 2010 was $0.00 per weighted average share, compared with basic loss of $0.03 per weighted average share for the 39-week period ended September 25, 2009.

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

Revenue Recognition

There are multiple components in our TotalCommerce solution, which are sold through a master agreement where each individual component is priced separately and distinctly from the other components, based on market prices at which we sell those services individually. The client is able to choose which services it wishes to purchase. The separate components can be added or deleted at any time during the contract period from pre-determined prices. We have past history of selling each element separately to establish the market price of each element.

Software development services include activation, e-commerce site development, application and e-commerce site enhancements, consulting services and other development activities. Additional technology revenue is derived from help desk support, maintenance, general support, active monitoring and training.

Revenue from software development and technology services is recognized as services are provided or on the percentage of completion method for those arrangements with specified milestones. The percentage of completion is based on labor hours incurred to total labor hours expected to be incurred. Additional technology revenues are either paid monthly or on an annual basis. If paid on an annual basis, the revenue is recognized over the year, and if paid on a monthly basis, the revenue is recognized in the month in which the service was provided.

Hosting and managed services contracts range in length from one to three years, and are typically renewed annually after the initial term for subsequent one year periods. Revenue from hosting and managed services is recognized ratably over the period for which the services are provided. In most cases the fees are either a flat monthly fee or based on the client’s use of the system (transactions).

Our EDGE software is a web-based product and provided to our customers in software as a service model. Revenues are recognized ratably over the period the service is provided. The method of payment can be based on the clients’ use of the system (transactions), a flat monthly fee or an annual fee. Revenue for all methods of payment is recognized over the period the software is available to the client and we are responsible for providing software updates.

We have established vender specific objective evidence for the individually priced elements in our contracts through the use of the market as each element in our contracts is sold both as a package and individually with the same pricing. For any element delivered for which vender specific objective evidence (“VSOE”) is not available we use the residual method. When applying the residual method, VSOE of fair value is allocated to each of the undelivered elements and the remaining consideration is allocated to the delivered elements.

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. These revenues are recognized based on the net value of the services provided.

Certain order processing services are contracted out by us to optimized independent distribution warehouses in North America. All of these services are managed by us through our order management platform. Since we have the exclusive responsibility to contract and to manage the services provided to our clients by these independent warehouses and the related transportation, the revenue and expenses are recognized based on the amount of services charged to our client and the related expenses are part of our cost of services.

Work in process represents costs and services which have been provided and properly recognized based on the above policy, however have not been billed to the client.

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

During the 39-week periods ended September 24, 2010 and September 25, 2009, sales to one customer amounted to approximately $12,951,200 and $8,897,300, respectively, or 84% and 76% of total revenues, respectively. Accounts receivable from the same customer at September 24, 2010, amounted to approximately $995,300, or approximately 60% of the balance. Accounts receivable from the same customer at September 25, 2009 amounted to approximately $1,111,000, or approximately 58% of the balance. This customer is a large international company with more than one hundred brands and we continue to expand services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $90,000 and $40,000 is considered necessary as of September 24, 2010 and December 25, 2009, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 24, 2010 by approximately $10,000. We do not accrue interest on past due receivables.

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

EBITDA

EBITDA for the 39-week period ended September 24, 2010 was approximately $681,700 compared to approximately $(23,800) in the comparable period of the prior year. The increase in the EBITDA directly relates to the increase in sales compared to 2009. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes, if applicable, the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided:

	For the 39-weeks ended
	September 24, 2010	September 25, 2009

Net Profit (loss) as reported	$45,300	$(371,600)

Income tax expense (benefit)	37,600	(207,700)

Interest expense	345,800	347,400

Depreciation and amortization	253,000	208,100

EBITDA	$681,700	$(23,800)

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 24, 2010, the Company had approximately $1,708,300 of negative working capital and had cash of approximately $272,000, compared with approximately $679,300 of negative working capital and approximately $331,300 of cash at December 25, 2009. The decrease in working capital is primarily the result of the debt that was refinanced in December of 2009 that has a maturity date of March 18, 2011, which is now less than one year and classified as a current liability. Management expects to refinance this debt with a longer term maturity in the first quarter of 2011.

During the 39-week period ended September 24, 2010, cash decreased by approximately $59,300. The most significant non-cash expenses during the period were depreciation, amortization and the amortization of equity related to debt. The Company provided approximately $103,700 in operations. The Company invested approximately $405,000 in property, equipment and enhancements of the EDGE platform. This was financed from available cash and an increase in the revolving debt. Management expects to maintain positive cash flow from operations going forward, except in periods when the accounts receivable and work in process balances significantly increase based on revenue growth.

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

Management expects to obtain additional financing or an equity infusion to make the final payment to Moriah, due in March of 2011. The current principal balance is $1,250,000. Based on the cash flow from operations and the Company’s past history, management believes it will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with convertible debt at the current market price of the stock. Management will begin the refinance process at the end of the fourth quarter.

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

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

Item 4(T).	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 24, 2010. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 24, 2010 our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the exchange act.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended September 24, 2010 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated November 5, 2010

31.2	Certification of the Chief Financial Officer dated November 5, 2010

32.1	Written Statements of the Chief Executive Officer dated November 5, 2010

32.2	Written Statements of the Chief Financial Officer dated November 5, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 5, 2010
Paul B. Demirdjian	Date
Chief Executive Officer (Principle Executive Officer)

/s/ Andrew J. Norstrud	November 5, 2010
Andrew J. Norstrud	Date
Chief Financial Officer (Principle Financial Officer)