Form 10-K
period 2010-12-31
JAGGED PEAK, INC.
filed 2011-03-29
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	(Do not check if a smaller reporting company) ☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant was $1,281,678, based on a closing price of $0.08 per share, the registrant’s common stock on June 25, 2010.

There were 16,245,961 shares of the registrant’s common stock outstanding as of March 25, 2011.

Jagged Peak, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2010

PART I

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Financial Statements and related Notes thereto included elsewhere in this report.

Item 1. Business

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company’s flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, distribution, travel and tourism and manufacturing.

Jagged Peak’s multi-channel, enterprise EDGE application provides a comprehensive, integrated platform for e-commerce management that supports a broad range of business and operational applications. Clients can use EDGE as an enterprise application or as an integrator and consolidator for multiple businesses, processes and applications. EDGE has built in tools to extend the application which enables clients to create complex and robust e-commerce, CRM related customer services and repair and reverse logistics solutions. The EDGE application permits users to manage order capturing, processing, tracking, fulfillment, settlement, creating, and managing dynamic catalogs, customer relation management, marketing and reporting, all in real-time application. The EDGE application is built to industry-standard best practices. The application has been integrated seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers its software with a flexible managed services transaction based pricing model.

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

Jagged Peak has continued to market the launch of TotalCommerce™, an end to end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see Item 1A entitled “Risks Factors.”

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

COMPETITIVE ADVANTAGES

The Company provides a suite of services to help businesses worldwide grow their revenues and avoid the costs and risks associated with running a global technology operation in-house. The Company provides vertically integrated e-commerce solutions that include e-commerce, order management, CRM, digital and physical product fulfillment, e-mail marketing, business process automation and strategic marketing services. At the core of these services is the Company’s proprietary EDGE software. The EDGE application provides a complete multi-channel, multi-distribution center, multi-enterprise, highly functional software solution that can be deployed in minimal time, requires a lower upfront purchase cost or activation fee, and is easy to use and maintain. As a result, Jagged Peak believes it is able to deliver a complete enterprise commerce management software solution faster and at a lower cost than the competition. Jagged Peak offers its clients an end-to-end web based order management software solution that has a compelling return-on-investment proposition that is the result of an attractive and flexible transaction-based pricing model coupled with reduced implementation requirements. The Company believes its EDGE application maintains additional advantages relative to the competition such as complete web-native architecture, platform or vendor independence, highly scalable solution, role-based hierarchical security, real-time order visibility and ease of use. We believe that we are uniquely positioned to assist our clients accelerate and manage their growth.

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

OPERATIONS AND SERVICES

Software Product and Technology

Jagged Peak’s proprietary EDGE application is a highly scalable e-commerce platform that empowers companies to effectively conduct business and communicate with their customers, on-line business, suppliers, employees and distribution partners. The EDGE application is a web-based, end-to-end transaction processing and information management system that enables companies to achieve complete automation and total integration of their demand management, e-commerce and related processes. EDGE is comprised of integrated modules that work together seamlessly in real-time.

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

E-Services

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

PERSONNEL

At December 31, 2010, the Company had approximately 91 full time employees. At this time, none of the Company’s employees are covered by a collective bargaining agreement. The Company recognizes the employees as one of its most valuable asset and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of our clients.

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

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE

Jagged Peak had a profit before tax expense of approximately $196,800 for the fiscal year ended December 31, 2010; however had losses before tax benefit of approximately $338,800 for the fiscal year ended December 25, 2009, and there can be no assurance that the Company will not incur additional losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or to continue to operate profitably.

WE ARE DEPENDENT ON A SMALL NUMBER OF CLIENTS FOR A LARGE PORTION OF OUR SALES AND A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE WOULD CAUSE OUR REVENUE TO DECLINE

Sales to one of our clients, Nespresso USA, a division of Nestle, accounted for approximately 82% of our revenue in 2010, an increase of approximately 5% since 2009. A significant reason for the increase was the opening of our Canadian operation. Contracts with our clients are generally two to three years in length. If any one of these key contracts is not renewed or otherwise terminates, particularly this contract, or if revenues from this or other key clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to obtain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and at the same time develop new client relationships.

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

LAWS RELATING TO USER INFORMATION AND ONLINE PRIVACY MAY LIMIT THE COLLECTION AND USE OF END-USER DATA FOR OUR CLIENTS

We collect and maintain end-user data for our clients, which subjects us to increasing international, federal and state regulation related to online privacy and the use of personal user information. For instance Congress has enacted anti-SPAM legislation with which we must comply when providing e-mail campaigns for our clients. Bills are pending in Congress and in various states that address online privacy protections. Several states have proposed, and some have enacted, legislation that would limit the use of personal user information or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites.

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

The OTCBB market is separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the Financial Industry Regulatory Authority (“FINRA”), that displays real-time quotes, last sale prices, and volume information in over-the-counter (“OTC”) equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Capital Market or any national securities exchange, which could affect our stockholders’ ability to access trading information about our common stock.

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

VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK

The market price of the Company’s common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

•	Changes in earnings estimates and outlook by financial analysts;

•	Our failure to meet investors’ performance expectations;

•	Changes in market valuations of other transportation and logistics companies; or

•	General market and economic conditions.

•	Our small trading volume.

ACCORDING TO THE SEC, THE MARKET FOR PENNY STOCKS HAS SUFFERED FROM PATTERNS OF FRAUD AND ABUSE

Such patterns include:

•	Control of the market for the security by one or a few broker–dealers that are often related to the promoter or issuer;

•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•	Excessive and undisclosed bid–ask differentials and markups by selling broker–dealers; and

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company’s executive offices are located in 12,000 square feet of leased office space located at 3000 Bayport Drive, Tampa, Florida 33607. Monthly rent expense is approximately $24,000 per month under a lease that expires January of 2015. In addition, the Company leases approximately 90,000 square feet of warehouse space at 1701 3rd Ave. South, St. Petersburg, Florida. The monthly rent expense is approximately $32,000 per month under a lease that expires in May 2011. Subsequent to year end and to ensure Jagged Peak’s ability to renew this lease under similar terms, a group of investors, including officers of Jagged Peak, purchased the building from the bank that had taken ownership of the building from the previous landlord.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 31, 2010 (no longer includes the warehouse lease):

Year Ending	Minimum Rental Payments

2011	$266,000
2012	$272,100
2013	$280,200
2014	$295,500
2015	$310,000
Thereafter	$52,100

Total	$1,475,900

The Company believes the facilities are in reasonable condition, the correct size, adequately insured and adequately provide for the Company’s immediate and foreseeable needs.

Item 3. Legal Proceedings

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC bulletin board under the symbol “JGPK.” The table below sets forth the high and low bid prices for the Company’s common stock for the quarters within 2009 and 2010. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period			High	Low

December 27, 2008	-	March 27, 2009	$0.29	$0.11
March 28, 2009	-	June 26, 2009	$0.28	$0.12
June 27, 2009	-	September 25, 2009	$0.26	$0.11
September 26, 2009	-	December 25, 2009	$0.25	$0.11
December 26, 2009	-	March 26, 2010	$0.15	$0.08
March 27, 2010	-	June 25, 2010	$0.10	$0.05
June 26, 2010	-	September 24, 2010	$0.08	$0.07
September 25, 2010	-	December 31, 2010	$0.40	$0.07

The Company has approximately 85 stockholders of record as of March 24, 2011. The Company has never paid cash dividends on the Company’s common stock. The Company intends to keep future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

In 2010 the Company’s Board of Directors authorized stock option awards for certain employees to purchase up to 400,000 shares of Jagged Peak common stock with a weighted average exercise price of $0.08 per common share, which represents the fair market value on date of grant and an aggregate market value of approximately $27,200. The options have a term of five years and vests over a two year period.

Subsequent to yearend, and as part of the refinancing agreement, Moriah Capital L.P. put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share. The Company also issued 1,000,000 restricted common shares, without registration under the Securities Act of 1933, as amended, as collateral for the redemption premium related to the refinancing of the loan obtained from Moriah Capital L.P. (“Moriah”). The value of the shares was approximately $90,000 based on a market price of $0.09 on March 25, 2011. Moriah has the option, at March  31, 2012 to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

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

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company’s flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, distribution, travel and tourism and manufacturing.

Jagged Peak’s multi-channel, enterprise EDGE application provides a comprehensive, integrated platform for e-commerce management that supports a broad range of business and operational applications. Clients can use EDGE as an enterprise application or as an integrator and consolidator for multiple businesses, processes and applications. EDGE has built in tools to extend the application which enables clients to create complex and robust e-commerce, CRM related customer services and repair and reverse logistics solutions. The EDGE application permits users to manage order capturing, processing, tracking, fulfillment, settlement, creating, and managing dynamic catalogs, customer relation management, marketing and reporting, all in real-time application. The EDGE application is built to industry-standard best practices. The application has been integrated seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers its software with a flexible managed services transaction based pricing model.

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

Jagged Peak has continued to market the launch of TotalCommerce™, an end to end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended December 31, 2010 and December 25, 2009 consisted of 53 and 52 weeks, respectively.

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

We have established vendor specific objective evidence for the individually priced elements in our contracts through the use of the market as each element in our contracts is sold both as a package and individually with the same pricing. For any element delivered for which vendor specific objective evidence (“VSOE”) is not available we use the residual method. When applying the residual method, VSOE of fair value is allocated to each of the undelivered elements and the remaining consideration is allocated to the delivered elements.

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

Sales to a single, multi-national customer with several brands amounted to approximately $18,977,600, or approximately 85% of total revenue and amounted to approximately $13,290,300 or approximately 80% of total revenue during the 53-week period ended December 31, 2010 and the 52-week period ended December 25, 2009, respectively. Accounts receivable from this customer was approximately $1,517,800, or approximately 78% of total accounts receivable and approximately $974,200 or approximately 70% of total accounts receivable at December 31, 2010 and December 25, 2009, respectively. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at December 31, 2010 and at December 25, 2009 was approximately $525,000 for both years. This customer is a large international company with more than one hundred brands and we continue to expand our services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $60,000 and $40,000 is considered necessary as of December 31, 2010 and December 25, 2009, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 31, 2010 by approximately $10,000. We do not accrue interest on past due receivables.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, and management’s judgment as to the likelihood of continued profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2018.

Put Options

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. The Company accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity.

Subsequent to year-end, as part of our amended Moriah agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share. As part of the amended agreement, the Company also issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium related to the refinancing of the loan obtained from Moriah. Moriah has the option, at March 31, 2012 to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

RESULTS OF OPERATIONS

For the 53-week period ended December 31, 2010 compared to the 52-week period ended December 25, 2009.

The following table summarizes selected financial data of the Company:

	2010	2009	Change	Percent

Net revenue	$22,224,500	$16,679,300	$5,545,200	33.00%

Cost of revenue	17,016,100	12,455,400	4,560,700	37.00%

Gross profit	5,208,400	4,223,900	984,500	23.00%

Selling, general and administrative expenses	4,525,200	4,175,000	350,200	8.00%

Income from operations	$683,200	$48,900	$634,300	1,297.00%

The following table sets forth the Company’s capitalization as of December 31, 2010. The table should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Form 10-K filing.

Total current liabilities	$3,777,900
Long-term liabilities	1,250,000

Temporary equity – Common stock, subject to put rights 775,000 shares	162,800

Common stock; $.001 par value; 70,000,000 shares authorized; 16,020,961 shares issued and outstanding at December 31, 2010	16,100
Additional paid-in capital	3,426,200
Treasury stock, 122,491 shares	(9,000)
Accumulated deficit	(3,138,300)

Total liabilities and stockholders’ equity	$5,485,700

For the 53-week period ended December 31, 2010 compared to the 52-week period ended December 25, 2009.

Net revenues increased approximately $5,545,200, or 33%, to approximately $22,224,500 for the 53-week period ended December 31, 2010, as compared to approximately $16,679,300 for the 52-week period ended December 25, 2009. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) the newly operating Canadian operation, (iii) growth in our recurring technology transaction revenue, (iv) the additional week of operations and (v) new customers. The Canadian operation is similar to our United States fulfillment operation, however all technology services are performed and billed from the United States.

Cost of revenue, which consists primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies increased by approximately $4,560,700 or 37%, to approximately $17,016,100 for the 53-week period ended December 31, 2010, as compared to approximately $12,455,400 for the 52-week period ended December 25, 2009. As a percentage of revenues, cost of revenue amounted to approximately 77% of related revenues for the 53-week period ended December 31, 2010, as compared with approximately 75% for the 52-week period ended December 25, 2009. Increased cost of revenue and the increase as a percentage of revenue resulted primarily from (i) increased order / transaction volume, partially offset by (i) the decrease in revenue from software development and technology services, which has a higher gross margin, (ii) increased orders flowing through the Company’s North America distribution network, which has a lower gross margin, and (iii) the newly operating Canadian operation, which has a lower gross margin. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to increase revenue from technology, capitalize on the additional capacity and improve the efficiency of our Canadian operations.

Selling, General and administrative expense increased by approximately $350,200 or 8% to approximately $4,525,200 for the 53-week period ended December 31, 2010 as compared to approximately $4,175,000 for the 52-week period ended December 25, 2009. The increase was primarily related to (i) increased sales and marketing costs related to a new sales program, (ii) recruiting and travel expenses, and (iii) costs related to the implementation of the new warehouse management system. Management continues to “re-deploy” administrative resources to focus on sales and marketing activities to enable the Company to grow without significant increases in general and administrative expenses. General and administrative expenses are expected to continue to increase, however at a slower rate than the increase of revenue.

The Company realized a profit from continuing operations before provisions for income taxes of approximately $196,800 for the 53-week period ended December 31, 2010, compared with the loss from continuing operations before provisions for income taxes of approximately $338,800 for the 52-week period ended December 25, 2009.

The income tax expense was approximately $83,700 for the 53-week period ended December 31, 2010 compared to an income tax benefit of approximately $116,200 for the 52-week period ended December 25, 2009. Differences between the effective tax rate used for 2010 and 2009, as compared to the U.S. Federal and State statutory rate, are primarily due to permanent differences. As of December 31, 2010, the Company had federal and state net operating loss carry-forwards totaling approximately $4,000,000, which begin to expire in 2018. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic income per share from continuing operations for the 53-week period ended December 31, 2010 was $0.01 per weighted average share, compared with a basic loss of $0.02 per weighted average share for the 52-week period ended December 25, 2009. This was based on 16,020,961 and 14,699,330 weighted average common shares outstanding for the 53-week period ended December 31, 2010 and the 52-week period ended December 25, 2009, respectively.

EBITDA

EBITDA for the 53-week period ended December 31, 2010 was approximately $1,046,900 compared to approximately $400,200 in the comparable period of the prior year. The increase in the EBITDA directly relates to the increase in sales and profitability compared to 2009. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation, if applicable. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the period ended
	December 31, 2010	December 25, 2009
Net profit (loss) as reported	$113,100	$(222,600)
Income tax expense (benefit)	83,700	(116,200)
Interest expense	473,900	452,700
Depreciation and amortization	376,200	286,300

EBITDA	$1,046,900	$400,200

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report “EBITDA,” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA if applicable. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had approximately $232,600 of negative working capital compared to approximately $679,300 of negative working capital at December 25, 2009. As of December 31, 2010, the Company has cash of approximately $550,800 compared with approximately $331,300 of cash at December 25, 2009. The increase in working capital is primarily the result of the increased profitability. Subsequent to year end the debt was refinanced with Moriah Capital L.P. with a new maturity date of March 31, 2012.

During the 53-week period ended December 31, 2010, cash increased by approximately $219,500. During the 53-week period ended December 31, 2010, there was positive cash flow from operations, which included non-cash expenses of (i) approximately $376,200 related to depreciation and amortization, (ii) approximately $329,000 related to the amortization of debt cost, and (iii) approximately $5,200 related to stock based employee compensation. In addition there was approximately $539,700 used by investing activities for the purchase of fixed assets and the development of software, approximately $707,600 was used by operations for the increase in account receivables and work in process, approximately $528,000 was provided by operations for the decrease in accounts payable, and accrued salaries both primarily related to the increase in sales and approximately $250,000 was provided by financing activities through proceeds from notes payable.

In December 2009, the Company entered into a Loan and Security agreement and a Secured Revolving Note with Moriah Capital, L.P., a Delaware Limited Partnership (“Moriah” and the “Closing”), whereby we agreed to a Secured Revolving Term Note (the “Note”) with one million five hundred thousand dollars ($1,500,000) availability based on certain criteria. The loan was based on the Company’s account receivables and was advanced at a rate of 85% of eligible receivables, in addition to other collateral. The interest rate of the Note is six percent (6%) above prime with a floor of eleven percent (11.0%) and is paid on a monthly basis. The loan is secured by all of the Company’s assets. The entire Principal was payable in March of 2011. The proceeds from the Note were used to extinguish loans of the Company and provided the necessary working capital to accelerate the Company’s growth initiatives. A portion of the Note is secured by the Jagged Peak common stock held by certain stockholders of the Company.

In March 2011, the Company entered into an amended Loan and Security Agreement with Moriah Capital L.P., a Delaware limited partnership (“Moriah” and the “Closing”), whereby we agreed to extend the Term Note (the “Note”) in the principal amount of one million five hundred thousand dollars ($1,500,000). The new interest rate of the Note is six percent (6%) above prime with a floor of ten percent (10%) and is paid on a monthly basis. There are no monthly principal payments; a final balloon payment of $1,500,000 is due in March of 2012. The balance on the terms remain unchanged. A portion of the Note is secured by the Jagged Peak common stock held by certain stockholders of the Company, which could cause a change of control if the Company was to default on the loan.

Management expects to obtain additional financing or an equity infusion to make the final payment to Moriah, due in March of 2012. The current principal balance is $1,250,000. Based on the cash flow from operations and the Company’s past history, management believes it will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with convertible debt at the current market price of the stock. Management began the refinancing process at the end of the fourth quarter.

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

Our strategy is to expand through both internal development and mergers and acquisitions, which will depend on a number of factors that are beyond our control. There can be no assurance that we will be successful in implementing our growth strategy or successful obtaining adequate financing on favorable terms for these strategies.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-6 Improving Disclosures about Fair Value Measurements (Topic 820) (“ASU 2010-6”). ASU 2010-6 provides amendments to Topic 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Topic 820 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements became effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements in Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-2 Consolidations (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (“Subtopic 810-10”) of the ASC. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 became effective for the Company starting January 3, 2010. The adoption of ASU 2010-2 did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 was effective for the Company starting January 3, 2010. The adoption of ASU 2009-17 did not have an impact on the Company’s consolidated results of operations or financial position as the Company had no variable interest entities.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

N/A

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

Jagged Peak, Inc.

For the Fiscal Years Ended December 31, 2010 and December 25, 2009

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Jagged Peak, Inc.

We have audited the accompanying consolidated balance sheets of Jagged Peak, Inc. and Subsidiary (the Company) as of December 31, 2010 and December 25, 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the 53-week and 52-week periods then ended, respectively. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. and Subsidiary as of December 31, 2010 and December 25, 2009, and the results of their operations and cash flows for the 53-week and 52-week periods ended December 31, 2010 and December 25, 2009, respectively, in conformity with accounting principles generally accepted in the United States of America.

Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

March 29, 2011

Jagged Peak, Inc.

Consolidated Balance Sheets

	December 31, 2010	December 25, 2009
Assets
Current assets:
Cash	$550,800	$331,300
Accounts receivable, net of allowance for doubtful accounts of $60,000 and $40,000 at December 31, 2010 and December 25, 2009, respectively	1,878,700	1,357,500
Other receivables	234,100	231,000
Work in process, net of allowance of $30,000 at December 31, 2010 and December 25, 2009	194,600	64,000
Deferred tax asset	290,000	173,000
Other current assets	397,100	441,900

Total current assets	3,545,300	2,598,700
Property and equipment, net of accumulated depreciation of $1,720,500 and $1,547,400 at December 31, 2010 and December 25, 2009, respectively	264,200	239,400
Other assets:
EDGE applications, net of accumulated amortization of $1,609,400 and $1,406,300 at December 31, 2010 and December 25, 2009, respectively	524,700	386,000
Deferred tax asset	1,151,500	1,350,500
Other assets	0	68,700

Total long-term assets	1,940,400	2,044,600

Total assets	$5,485,700	$4,643,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$2,433,700	$1,861,300
Accrued payroll and bonuses	410,200	317,200
Other accrued expenses	104,600	149,000
Deferred rent	14,900	37,000
Deferred revenue and customer deposits	814,500	913,500

Total current liabilities	3,777,900	3,278,000

Long-term liabilities:
Long term debt	1,250,000	1,000,000
Deferred rent, long term	0	17,800

Total long-term liabilities	1,250,000	1,017,800

Temporary equity – Common stock, subject to put rights 775,000 shares	162,800	162,800

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 31, 2010 and December 25, 2009
Common stock, $.001 par value; 70,000,000 shares authorized; 16,020,961 shares issued and 15,898,470 outstanding at December 31, 2010, 15,926,844 shares issued and outstanding at December 25, 2009	16,100	16,000
Additional paid-in capital	3,426,200	3,420,100
Treasury Stock, 122,491 shares	(9,000)	0
Accumulated deficit	(3,138,300)	(3,251,400)

Total stockholders’ equity	295,000	184,700

Total liabilities and equity	$5,485,700	$4,643,300

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations

	53-Week Period Ended December 31, 2010	52-Week Period Ended December 25, 2009

Revenue	$22,224,500	$16,679,300

Cost of revenue	17,016,100	12,455,400

Gross profit	$5,208,400	$4,223,900

Selling, general and administrative expenses	4,525,200	4,175,000

Income from operations	$683,200	$48,900

Other (expense) income, net	(12,500)	65,000

Interest expense	(473,900)	(452,700)

Profit (loss) before tax expense (benefit)	$196,800	$(338,800)

Provision for income tax expense (benefit)	83,700	(116,200)

Net profit (loss)	$113,100	$(222,600)

Net income (loss) per common share	$0.01	$(0.02)

Weighted average number of common shares outstanding	16,020,961	14,699,330

Diluted income (loss) per common share	$0.01	$(0.02)

Weighted average number of common shares and common equivalent shares outstanding	16,030,527	14,699,330

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

53-Week Period Ended December 31, 2010 and 52-Week Period Ended December 25, 2009

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Treasury Stock	Accumulated Deficit	Total
Balance, December 26, 2008	14,677,594	$14,800	$3,388,400	$0	$(3,028,800)	$374,400

Issuance of stock subject to put rights	775,000	800	162,000			162,800

Reclassified to temporary equity			(162,800)			(162,800)

Issuance of stock	474,250	400	28,600			29,000

Amortization of stock options			3,900			3,900

Net loss for the period					(222,600)	(222,600)

Balance, December 25, 2009	15,926,844	$16,000	$3,420,100	$0	$(3,251,400)	$184,700

Treasury Stock				(9,000)		(9,000)

Issuance of stock	94,117	100	900			1,000

Amortization of stock options			5,200			5,200

Net profit for the period					113,100	113,100

Balance, December 31, 2010	16,020,961	$16,100	$3,426,200	$(9,000)	$(3,138,300)	$295,000

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows

	53-Week Period Ended December 31, 2010	52-Week Period Ended December 25, 2009
Operating activities
Net profit (loss)	$113,100	$(222,600)

Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Depreciation and amortization	376,200	286,300
Amortization of warrants related to debt	329,000	321,700
Non-cash options expense	5,200	3,900
Non-cash related to financing	0	168,700
Gain on extinguishment of debt	0	(72,100)
Bad debt expense	55,800	164,800
Changes in:
Accounts receivable	(577,000)	401,500
Work-in-process	(130,600)	85,700
Other receivables	(3,100)	(96,000)
Deferred tax asset	82,000	(116,200)
Other assets	(122,500)	(372,100)
Accounts payable and accrued expenses	528,000	216,300
Deferred rent	(39,900)	(37,300)
Deferred revenue and customer deposits	(99,000)	313,300

Net cash provided by operating activities	517,200	1,045,900

Investing activities
Acquisition of property and equipment	(197,900)	(126,400)
Acquisition/development of software - EDGE platform	(341,800)	(394,900)

Net cash used by investing activities	(539,700)	(521,300)

Financing activities
Treasury stock purchase	(9,000)	0
Proceeds from the issuance of stock	1,000	200
Proceeds from (payments on) notes payable and bank notes	250,000	(320,000)

Net cash provided by (used in) financing activities	242,000	(319,800)

Net increase in cash	219,500	204,800

Cash, beginning of period	331,300	126,500

Cash, end of period	$550,800	$331,300

Supplemental disclosure of cash flow information and non-cash financing activities:
Cash paid during the period for interest	$138,000	$158,300

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Notes to Audited Consolidated Financial Statements

53-Week Period Ended December 31, 2010 and 52-Week Period Ended December 25, 2009

1.	General Background Information

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing Demand and Supply Chain management, CRM execution and e-Fulfillment solutions and services. The Company’s flagship product, EDGE (E-Business Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, distribution, travel and tourism and manufacturing.

Jagged Peak’s multi-channel, enterprise EDGE application provides a comprehensive, integrated platform for e-commerce management that supports a broad range of business and operational applications. Clients can use EDGE as an enterprise application or as an integrator and consolidator for multiple businesses, processes and applications. EDGE has built in tools to extend the application which enables clients to create complex and robust e-commerce, CRM related customer services and repair and reverse logistics solutions. The EDGE application permits users to manage order capturing, processing, tracking, fulfillment, settlement, creating, and managing dynamic catalogs, customer relation management, marketing and reporting, all in real-time application. The EDGE application is built to industry-standard best practices. The application has been integrated seamlessly with legacy and back-office management systems as well as industry leading ERP, WMS, TMS and CRM software systems. In addition to the traditional software license sales model, Jagged Peak offers its software with a flexible managed services transaction based pricing model.

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

Jagged Peak has continued to market the launch of TotalCommerce™, an end to end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see section 1 of the 10K entitled “Risks Factors.”

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the period ended December 31, 2010 and the period ended December 25, 2009 consists of 53 and 52 weeks, respectively.

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

We have established vender specific objective evidence for the individually priced elements in our contracts through the use of the market as each element in our contracts is sold both as a package and individually with the same pricing. For any element delivered for which vendor specific objective evidence (“VSOE”) is not available we use the residual method. When applying the residual method, VSOE of fair value is allocated to each of the undelivered elements and the remaining consideration is allocated to the delivered elements.

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

Software and Development Enhancements

Software and development enhancements expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $341,800 capitalized during the 53-week period ended December 31, 2010 and there was approximately $394,900 capitalized during the 52-week period ended December 25, 2009. Amortization expenses related to capitalized software and charged to operations for the 53-week period ended December 31, 2010 and the 52-week period ended December 25, 2009 were approximately $203,000 and approximately $88,200, respectively.

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

Sales to a single, multi-national customer with several brands amounted to approximately $18,977,600, or approximately 85% of total revenue and amounted to approximately $13,290,300 or approximately 80% of total revenue during the 53-week period ended December 31, 2010 and the 52-week period ended December 25, 2009, respectively. Accounts receivable from this customer was approximately $1,517,800, or approximately 78% of total accounts receivable and approximately $974,200 or approximately 70% of total accounts receivable at December 31, 2010 and December 25, 2009, respectively. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at December 31, 2010 and at December 25, 2009 was approximately $525,000 for both years. This customer is a large international company with more than one hundred brands and we continue to expand our services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $60,000 and $40,000 is considered necessary as of December 31, 2010 and December 25, 2009, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended December 31, 2010 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 53-week period ended December 31, 2010 and the 52-week period ended December 25, 2009, there was no impairment of intangible assets.

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

Uncertain Tax Positions

The Company periodically assesses its tax positions taken for all open tax years and has not identified any uncertain tax positions. The Company is not subject to examination by taxing authorities for years prior to 2007.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, and management’s judgment as to the likelihood of continued profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2018.

Put Options and Temporary Equity

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. The Company accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity.

Subsequent to year-end, as part of our amended Moriah agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share. As part of the amended agreement, the Company also issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium related to the refinancing of the loan obtained from Moriah. Moriah has the option, at March 31, 2012 to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

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

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. There were no recorded translation gains or losses for the 53-week period or the 52 week period ended December 31, 2010 and December 25, 2009. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

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

The weighted average number of shares was 16,020,961 and 14,699,330 for the 53-week period ended December 31, 2010 and for the 52-week period ended December 25, 2009. The diluted weighted average number of shares was 16,030,527 and 15,011,404 for the 53-week period ended December 31, 2010 and the 52-week period ended December 25, 2009, respectively.

Common stock equivalents for the 52-week period ended December 25, 2009 were anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended December 25, 2009 excludes approximately 312,074 shares that could dilute earnings per share in future periods.

Recently Issued Financial Accounting Standards

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6 Improving Disclosures about Fair Value Measurements (Topic 820) (“ASU 2010-6”). ASU 2010-6 provides amendments to Topic 820 that require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the presentation of separate information regarding purchases, sales, issuances and settlements for Level 3 fair value measurements. Additionally, ASU 2010-6 provides amendments to Topic 820 that clarify existing disclosures about the level of disaggregation and inputs and valuation techniques. The new disclosure requirements became effective for financial statements issued for interim and annual periods beginning after December 15, 2009, except for the disclosure about purchases, sales, issuances and settlements in Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated results of operations or financial position.

In January 2010, the FASB issued ASU 2010-2 Consolidations (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification (“ASU 2010-2”). ASU 2010-2 addresses implementation issues related to the changes in ownership provisions in the Consolidation—Overall Subtopic (“Subtopic 810-10”) of the ASC. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. ASU 2010-2 became effective for the Company starting January 3, 2010. The adoption of ASU 2010-2 did not have a material impact on the Company’s consolidated results of operations or financial position.

In December 2009, the FASB issued ASU 2009-17 Consolidations (Topic 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”). ASU 2009-17 amends the ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASU 2009-17 also requires additional disclosures about an enterprise’s involvement in variable interest entities. ASU 2009-17 was effective for the Company starting January 3, 2010. The adoption of ASU 2009-17 did not have an impact on the Company’s consolidated results of operations or financial position as the Company had no variable interest entities.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Property and Equipment

Property and equipment consist of:

	December 31, 2010	December 25, 2009
Furniture and equipment	$119,800	$92,300
Computer equipment and software	1,052,800	936,800
Warehouse equipment	700,400	653,200
Leasehold improvements	111,700	104,500

Total property and equipment	1,984,700	1,786,800
Less accumulated depreciation	1,720,500	1,547,400

	$264,200	$239,400

Depreciation expense for the 53-week period ended December 31, 2010 and the 52-week period ended December 25, 2009 was approximately $173,100 and $198,000 respectively.

4.	Other Assets

Other assets consist of:

	December 31, 2010	December 25, 2009
Capitalized debt cost	$76,300	$397,500

	76,300	397,500
Current portion classified as other current asset	76,300	328,800

	$0	$68,700

5.	Notes Payable and Secured Revolving Note

Notes payable consist of:

	December 31, 2010	December 25, 2009
Moriah Note payable; interest at prime plus 6.0% (interest at December 31, 2010 was at the floor rate of 11.0%); interest only payments due monthly with the entire principal and any accrued interest due March 18, 2011; collateralized by all the business assets and partially guaranteed with the stock of certain stockholders.	$1,250,000	$1,000,000

	1,250,000	1,000,000
Less current portion	0	0

Long-term portion of notes payable	$1,250,000	$1,000,000

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

In connection with the Loan and Security agreement, the Company executed a Securities Issuance agreement. Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the Company issued 775,000 shares of Jagged Peak common stock along with a put option to sell the stock back to the Company at a fixed price of $0.21 per share. Moriah had the right, but not the obligation, to put the shares back to the Company at the fixed price per share on March 18, 2011.

Pursuant to the terms and conditions of the Loan and Security agreement, the Company was required to maintain certain financial Covenants as follows:

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

In March of 2011, the Company extended the loan agreement with Moriah Capital L.P. through March 31, 2012. The loan is based on the Company’s account receivables and is advanced at a rate of 85% of eligible receivables, in addition to other collateral. The interest rate of the Note is six percent (6%) above prime with a floor of ten percent (10.0%) and is paid on a monthly basis. The loan is secured by all of the Company’s assets. The entire Principal is payable in March of 2012.

Pursuant to the new terms and conditions of the Loan and Security agreement, the Company must maintain certain financial Covenants as follows:

Fixed Charge Coverage Ratio – Borrower shall maintain a Fixed Charge Coverage Ratio on a consolidated basis of not less than 1.5:1.0;

Funded Debt to EBITDA Ratio –Borrower shall maintain a Funded Debt to EBITDA Ratio on a consolidated basis of not less than 2.0:1.0.

In connection with the extension, we agreed to pay Moriah, a closing payment equal to $60,000 and other minor fees and 1,000,000 shares of Jagged Peak restricted common stock as collateral for the redemption premium. Jagged Peak also purchased the 775,000 shares of common stock Moriah previously held for $162,750 and return them to treasury. Moriah now has the option, at March 31, 2012 to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

The Company expects that positive cash flow from operations will allow the Company to make payments to Moriah according to the terms of the loan agreement. The Company expects to obtain additional financing or an equity infusion to make the final principle payment, due in March of 2012. Based on the cash flow from operations and the Company’s past history, management believes they will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock.

Laurus Agreements:

The Laurus revolving note was fully extinguished in 2009. Laurus accepted a payment of approximately $915,000 and 190,000 shares of Jagged Peak common stock as full payment for the convertible note. The Company recognized a gain on this transaction of approximately $72,100.

The following is a schedule by year of future minimum principle payments required under the terms of the above notes payable as of December 31, 2010:

Year Ending December
2012	$1,250,000

Total	$1,250,000

6.	Lease Commitments and Contingent Liabilities

The Company leases its facilities and certain equipment under operating leases with various terms. The following is a schedule, by year, of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 2010:

Year Ending December

2011	$413,700
2012	298,400
2013	306,500
2014	321,900
2015	335,000
After	52,100

Total	$1,727,600

Rent expense amounted to approximately $662,900 and $695,700 for the 53-week period ended December 31, 2010 and the 52-week period ended December 25, 2009, respectively.

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not anticipate any of these matters or any matters in the aggregate to have a material adverse effect on the Company’s business or its financial position or results of operations.

Employment Agreements

In December 2005, the Company entered into an employment agreement with the Company’s Chief Financial Officer, which was amended in 2006 to extend the term to 2009. The agreement has been renewed annually after 2009. Under the employment agreement, the Chief Financial Officer is paid an initial base salary with minimum annual increases of $10,000. Additional performance-based bonuses are provided for. Benefits under the agreement are accelerated on a change of control, and the employee is subject to certain non-competition covenants.

7.	Income Taxes

Significant components of the provision for income taxes are as follows:

	Period Ended
	December 31,	December 25,
	2010	2009
Deferred tax expense (benefit)
Federal	$92,800	$(103,600)
State	10,400	(8,200)
Foreign	(19,500)	(4,400)

Expense (benefit) for income taxes	$83,700	$(116,200)

The Company’s Income tax expense in 2010 included the effect of the Company’s federal, state, and foreign tax benefits. Income taxes are based on the estimation of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Period Ended
	December 31,	December 25,
	2010	2009

Tax expense (benefit) at U.S. statutory rate	$66,900	$(115,200)
State income tax expense (benefit), net of federal expense (benefit)	10,400	(8,200)
Tax on foreign operations different from US rate	(6,600)	(4,400)
Effect of general non-deductible expenses	11,000	10,200
Effect of amortization of employee stock option compensation	2,000	1,400

	$83,700	$(116,200)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010 and December 25, 2009 are as follows:

	December 31,	December 25,
	2010	2009
Current deferred tax assets:
Allowance for doubtful accounts	$22,600	$15,000
Work-in-process reserve	11,300	11,300
Net operating loss carryforward	220,000	102,000
Other	36,100	44,700

Total current deferred tax assets	290,000	173,000

Long-term deferred tax assets (liability):
Net operating loss carryforward	1,348,900	1,481,900
Intangibles	(197,400)	(131,400)

Total long-term deferred tax assets (liabilities)	1,151,500	1,350,500

Net deferred tax asset	$1,441,500	$1,523,500

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical performance and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. The Company also has a Canadian net operating loss carryforward of approximately $50,000 which does not begin to expire until 2029.

As of December 31, 2010, the Company had US (federal and state) net operating loss carryforwards of approximately $4,000,000 to reduce future taxable income, which will expire between 2021 and 2029.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

8.	Stock Compensation

Overview

The Company’s 2005 Stock Incentive Plan, as amended in July 2008 (“the Plan”), authorizes the Board of Directors to grant up to 5,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

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

Stock Option Awards

In 2009 the Company’s Board of Directors authorized stock option awards for certain employees to purchase up to 200,000 shares of Jagged Peak common stock with a weighted average exercise price of $0.25 per common share and an aggregate market value of approximately $10,400. The options have a term of five years and vests over a two year period.

In 2010 the Company’s Board of Directors authorized stock option awards for certain employees to purchase up to 400,000 shares of Jagged Peak common stock with a weighted average exercise price of $0.08 per common share and an aggregate market value of approximately $27,200. The options have a term of five years and vests over a two year period.

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

The Company values the options and warrants at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2010: the historical dividend rate of 0%; the risk-free interest rate of approximately 1.35% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; an expected volatility of approximately 127% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being exercised prior to expiration or termination over the past five years.

The Company values the options and warrants at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2009: the historical dividend rate of 0%; the risk-free interest rate of between approximately 2.4% and 3.8% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; an expected volatility of between 195% and 160% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being exercised prior to expiration or termination over the past five years.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 26, 2008	3,899,898	$0.01-2.50	$0.80
Warrants, Convertible Debt and options granted	200,000	$0.25	$0.25
Warrants exercised	(230,000)	$0.01	$0.01
Warrants and options cancelled or expired	(1,512,058)	$0.50-1.28	$1.00

Outstanding at December 25, 2009	2,357,840	$0.01-2.50	$0.70
Warrants, Convertible Debt and options granted	400,000	$0.08	$0.08
Warrants exercised	(94,117)	$0.01	$0.01
Warrants and options cancelled or expired	(1,162,941)	$0.25-1.28	$0.79

Outstanding at December 31, 2010	1,500,782	$0.01-2.50	$0.68

Exercisable at December 31, 2010	1,100,782	$0.01-2.50	$0.68
Exercisable at December 25, 2009	2,157,840	$0.01-2.50	$0.75

The following table summarizes information about options and warrants outstanding and exercisable as of December 31, 2010:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$0.01	10,782	40 years	$0.01	40 years	10,782	$0.01
$0.08.-0.55	1,385,000	2.2 years	$0.40	1.1 years	985,000	$0.53
$2.00-2.50	105,000	0.5 years	$2.12	0.5 years	105,000	$2.12

As of December 31, 2010 and December 25, 2009, there were approximately 1,100,782 and 2,157,840 options exercisable at a weighted average exercise price of $0.68 and $0.75, respectively. The weighted average fair value of options at the date of grant of the options was approximately $0.07 and $0.25 for 2010 and 2009, respectively.

The following table represents our nonvested stock option activity for the years ended December 31, 2010 and December 25, 2009:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value
Nonvested options - December 26, 2008	50,000	$0.19

Granted	200,000	$0.25
Vested	0
Forfeited	(50,000)	$0.20

Nonvested options - December 25, 2009	200,000	$0.25

Granted	400,000	$0.08
Vested	0
Forfeited	(200,000)	$0.25

Nonvested options - December 31, 2010	400,000	$0.08

There was no aggregate intrinsic value of options outstanding at December 31, 2010, based on the Company’s closing stock price of $0.07 as of the last business day of the period ended December 31, 2010, which would have been received by the optionees had all options been exercised on that date. There was no aggregate intrinsic value of options exercisable at December 31, 2010, based on the Company’s closing stock price of $0.07 as of the last business day of the period ended December 31, 2010, which would have been received by the optionees had all options exercisable been exercised on that date.

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

There were no options exercised during the years ended December 31, 2010 and December 25, 2009.

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

In December of 2009, the Company issued 829,250 shares of common stock, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended. The issuance of the stock was related to the newly obtained Moriah financing. Of the shares issued, 775,000 shares were issued pursuant to the terms and conditions of the governing Securities Issuance Agreement. The holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price per share on March 18, 2011. These shares were purchased by the Company in March of 2011.

In March of 2011, the Company issued 1,000,000 shares of common stock, $0.001 par value per share, under Regulation D promulgated under the Securities Act of 1933, as amended as collateral for the redemption premium. The issuance of the stock was related to the refinancing agreement with Moriah. The shares were issued pursuant to the terms and conditions of the governing Securities Issuance Agreement. Moriah has the option, at March 31, 2012 to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

10.	Related Party Transactions

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company did not use the services of Norco during the 53-week period ended December 31, 2010 and paid approximately $12,900 for such services during the 52-week period ended December 25, 2009. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

Subsequent to year end and to ensure Jagged Peak’s ability to renew the warehouse lease under similar terms, a group of investors, including officers of Jagged Peak, purchased the building from the bank that had taken control of the building from the previous landlord. There have been no changes to the lease Jagged Peak currently has for the building.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

11.	Employee Stock Ownership Plan

In 2007, the Company established an Employee Stock Ownership Plan (ESOP), for the benefit of it employees and to purchase shares of the Company’s common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. The Plan was amended as of January 1, 2008. Contributions to the ESOP are made at the discretion of the Board of Directors. All employees of Jagged Peak that meet the 1,000 hours work requirement are eligible to participate in the ESOP. Under the ESOP, which is 100% Company funded, Jagged Peak allocates contributed shares to participants based on their eligible annual compensation. Compensation shall include but not be limited to the regular salaries and wages, overtime pay, bonuses, commissions and other amounts paid by Jagged Peak and taxable to the employee. The value or number of Jagged Peak common stock shares that are contributed to the ESOP on an annual basis is completely subject to the discretion of the Board of Directors. Any cash dividends or distributions paid with respect to shares of the ESOP trust will be retained and allocated in the same manner as other income of the ESOP trust. Shares held by the ESOP trust will be treated as all other issued and outstanding common shares for earnings per share calculations. For 2010 and 2009, the Company recognized expense of $12,500 and $85,700, respectively related to contributions to the ESOP. All ESOP shares are considered outstanding for earnings per share computations. All shares acquired in 2010 and 2009 have been allocated.

The ESOP shares were as follows:

	12/31/10	12/25/09

Allocated shares	1,163,334	980,000
Shares released for allocation
Unreleased shares

Total ESOP shares	1,163,334	980,000

12.	Subsequent Event

In March of 2011, the Company extended the loan agreement with Moriah Capital L.P. through March 31, 2012. The loan is based on the Company’s account receivables and is advanced at a rate of 85% of eligible receivables, in addition to other collateral. The interest rate of the Note is six percent (6%) above prime with a floor of ten percent (10.0%) and is paid on a monthly basis. The loan is secured by all of the Company’s assets. The entire Principal is payable in March of 2012.

Subsequent to year end and to ensure Jagged Peak’s ability to renew its warehouse lease under similar terms, a group of investors, including officers of Jagged Peak, purchased the building from the bank that had taken ownership of the building from the previous landlord. There have been no changes to the lease Jagged Peak currently has for the building.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended December 31, 2010 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2010.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 under the criteria set forth in the in Internal Control—Integrated Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of March 25, 2011 were as follows:

Name	Age	Position

Paul Demirdjian	50	Chairman of the Board of Directors and Chief Executive Officer
Vince Fabrizzi	53	Chief Sales and Marketing Officer, Director
Dan Furlong	63	Chief Operations Officer, Director
Andrew J. Norstrud	37	Chief Financial Officer
Primrose Demirdjian	51	Director

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

Paul Demirdjian – Chief Executive Officer, Board Member

Mr. Demirdjian has over twenty years of experience in senior management, including executive positions of Senior Vice President of Operations, Chief Information Officer and Director for over ten years at Davel Communications, a publicly held telecom company operating private payphones, operator services, and long distance services. Mr. Demirdjian is in the process of applying for patents on a number of e-commerce methodologies and has written numerous articles published in Public Communications Magazine. Paul Demirdjian has served on the Board since the inception of Jagged Peak in 2000 and is married to Primrose Demirdjian, another member of the Board. Mr. Demirdjian attended the University of South Florida, where he was a member of the Engineering Honor Society (Tau Alpha Pi).

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

CODE OF ETHICS

The Company’s Board of Directors has adopted a Code of Ethics applicable to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Sales and Marketing Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer and Controller. A copy of the Company’s Code of Ethics is attached as an exhibit to the December 30, 2005 Annual Report on Form 10-KSB. The Company intends to provide any disclosures which are required by the rules of the Securities and Exchange Commission, or which the Company would otherwise determine to be appropriate, with respect to amendments of, and waivers from the Company’s Code of Ethics by posting such disclosures on the Company’s Internet website, www.JaggedPeak.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2010 all reporting persons timely complied with all filing requirements applicable to them.

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

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 31, 2010 to or for the benefit of the Company’s Chief Executive Officer, Chief Financial Officer and other named executives that are considered the Company’s most highly compensated whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Paul Demirdjian,	2010	218,100	5,000			20,800	243,900
Chairman and Chief Executive Officer	2009	196,600	0	—	—	19,200	215,800
	2008	222,100	20,000	—	—	15,800	257,900

Vince Fabrizzi	2010	209,700	5,000			27,600	242,300
Chief Sales and Marketing Officer	2009	187,600	0	—	—	26,100	213,700
	2008	212,600	20,000	—	—	16,500	249,100

Dan Furlong	2010	205,700	5,000			18,000	228,700
Chief Operations Officer	2009	187,600	0	—	—	17,700	205,300
	2008	211,600	20,000	—	—	14,100	245,700

Andrew J. Norstrud	2010	209,400	5,000			19,000	233,400
Chief Financial Officer	2009	187,600	0	—	—	18,000	205,600
	2008	213,400	20,000	—	—	14,000	247,400

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

EMPLOYMENT AGREEMENTS

In December 2005, the Company entered into an employment agreement with the Company’s Chief Financial Officer, which was amended in 2006 to extend the term to 2009. The agreement has been renewed annually after 2009. In addition to expense allotment and other reasonable expense reimbursement, this agreement provides for a base salary of $125,000 with annual increases in salary and bonuses at the discretion of the Board of Directors. The agreement provided for an option to purchase 100,000 shares of common stock at a price of $1.00 per share and an additional option to purchase 100,000 shares at $0.75 per share and both are completely vested. The agreement contains certain provisions in the event of a qualified change of control that would require the Company to immediately pay the executive the remaining salary due under the contract.

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2010 and 2009, no options were granted to our Chief Executive Officer, Chief Financial Officer or other named executives.

During 2010, the board voted to grant a total of four hundred thousand options (400,000) to other employees other than named executives or directors. The exercise price was approximately $0.08 per share. The options primarily have a five-year term and vest over a two-year period and are exercisable only while the employee is employed with the Company. During the year there were two grants that enabled the employees to purchase up to 400,000 shares of common stock.

During 2009, the board voted to grant a total of two hundred thousand options (200,000) to other employees other than named executives or directors. The exercise price was approximately $0.25 per share. The options primarily have a five-year term and vest over a two-year period and are exercisable only while the employee is employed with the Company. During the year there were two grants that enabled the employees to purchase up to 200,000 shares of common stock options during the year.

STOCK OPTION PLANS

The Company’s 2005 Stock Incentive Plan as Amended in July 2008 (“the Plan”) authorizes the Board of Directors to grant up to 5,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Committee determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan authorizes up to 100,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the par value of Common Stock. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Compensation Committee determines that special circumstances warrant a lower exercise price.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our Chief Executive Officer, Chief Financial Officer and other named executive officers that were outstanding as of December 31, 2010.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Demirdjian, CEO (1)	200,000	—	—	$0.55	5 years from Grant	—	—	—	—
Vince Fabrizzi, CSMO (2)	200,000	—	—	$0.55	5 years from Grant	—	—	—	—
Dan Furlong, COO (3)	200,000	—	—	$0.55	5 years from Grant	—	—	—	—
Andrew J. Norstrud, CFO (4)	200,000	—	—	$0.55	5 years from Grant	—	—	—	—

(1)	Consists of a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire on December 27, 2011.
(2)	Consists of a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire on December 27, 2011.
(3)	Consists of a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire on December 27, 2011.
(4)	Consists of a grant made on December 27, 2006 for 200,000 option at a strike price of $0.55 that expire on December 27, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 31, 2010, with respect to the Company’s stock option plans under which common stock is authorized for issuance, as well as information regarding other compensatory options granted outside of the Company’s stock option plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation related to 2005 stock option plan that is approved by shareholders	690,000	$0.49	4,310,000
Equity compensation related to a stock option plan not approved by shareholders	800,000	$0.55	—

Total	1,490,000	$0.52	4,310,000

The Company’s 2005 Stock Incentive Plan, as Amended in July 2008 (“the Plan”) authorizes the Board of Directors to grant up to 5,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the fair market value of the Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Compensation Committee determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan authorizes the grant of up to 100,000 shares of common stock to any employee or Consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but shall in no event be less than the par value of Common Stock. The Option Price for Incentive Stock Options shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant. The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Compensation Committee determines that special circumstances warrant a lower exercise price.

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

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Paul Demirdjian and Primrose Demirdjian (1)	5,150,084	30%
Dan Furlong (2)	3,066,548	18%
Vince Fabrizzi (3)	3,066,548	18%
Andrew J. Norstrud (4)	240,000	1%

Executive Officers, Directors and others (as a group of 5)	11,523,180	67%

(1)

Mr. Demirdjian is the Company’s Chairman, Chief Executive Officer and a Director. Mrs. Demirdjian is a director of the Company. All shares are held jointly with Primrose Demirdjian and include 250,000 shares underlying common stock purchase options exercisable at $0.55 per share.

(2)	Mr. Furlong is the Company’s Chief Operating Officer and a Director. Includes 200,000 shares underlying common stock purchase options exercisable at $0.55 per share.
(3)	Mr. Fabrizzi is the Company’s Chief Sales and Marketing Officer and a Director. Includes 200,000 shares underlying common stock purchase options exercisable at $0.55 per share.
(4)	Mr. Norstrud is the Company’s Chief Financial Officer. Includes 200,000 shares underlying common stock purchase options exercisable at $0.55 per share.

Item 13. Certain Relationships and Related Transactions, and Directors’ Independence

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company did not use the services of Norco during the 53-week period ended December 31, 2010 and paid approximately $12,900 for such services during the 52-week period ended December 25, 2009. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005, as the Company’s Chief Financial Officer. The Company no longer uses Norco for consulting, however does occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

Subsequent to year end and to ensure Jagged Peak’s ability to renew the warehouse lease under similar terms, a group of investors, including officers of Jagged Peak (Paul Demirdjian, Vince Fabrizzi and Andrew Norstrud), purchased the building from the bank that had taken control of the building from the previous landlord. There have been no changes to the lease Jagged Peak currently has for the building.

The Company does not have any independent board members and does not expect to add any in 2011. The members of the Board currently own approximately 70% of the Company’s common stock and all have a long history with the Company and in the industry. The Board believes there is sufficient segregation between the Board’s financial statement overview responsibilities and the Chief Financial Officer’s responsibilities for financial reporting and the Company’s compliance responsibilities.

The above related party transactions are not necessarily indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent parties.

Item 14. Principal Accountants Fees and Services

Audit Fees

During 2010, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $78,400 for audit work and review of our Form 10-K, 10-Q and 8-K filings. During 2009, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $73,400 for audit work and review of our Form 10-K, 10-Q and 8-K filings.

Audit Related Fees

None

Tax Fees

During 2010, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $9,600 to prepare our federal and state tax returns. During 2009, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $7,175 to prepare our federal and state tax returns. The audit committee approved all fees.

All Other Fees

None

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

Item 15. Exhibits

Exhibit Number	Description

2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on November 10, 2008, and incorporated herein by reference)

3.3	By-Laws (filed as Exhibit 3.2 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

10.1	Security and Purchase Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.2	Secured Convertible Term Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.3	Secured Revolving Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.4	Registration Rights Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.5	Intellectual Property Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.6*	Employee Stock Ownership Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.9*	Andrew J. Norstrud Employment Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.10*	2005 Stock Incentive Plan as Amended July 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

10.11*	Employee Stock Ownership Plan, as amended January 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

10.12	Loan and Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2009 and incorporated herein by reference)

10.13	Securities Issuance Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2009 and incorporated herein by reference)

10.14	Secured Revolving Loan Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2009 and incorporated herein by reference)

10.15	Trademark Collateral Assignment and Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2009 and incorporated herein by reference)

10.16	Patent and Trademark Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2009 and incorporated herein by reference)

10.17	Amendment No. 1 to Loan and Security Agreement and Loan Documents

10.18	Securities Issuance Agreement No. 2

10.19	Amended and Restated Secured Revolving Loan Note

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on March 25, 2011.

JAGGED PEAK, INC.

BY:	/s/ Paul Demirdjian
Paul Demirdjian
(Chairman of the Board of Directors, Principle Executive Officer and Chief Executive Officer)

BY:	/s/ Andrew J. Norstrud
Andrew J. Norstrud
(Chief Financial Officer, Principal Accounting Officer and Principal Financial Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Paul Demirdjian	Chairman of the Board of Directors and Chief Executive Officer	March 25, 2011
Paul Demirdjian

/s/ Vince Fabrizzi	Chief Sales and Marketing Officer and Director	March 25, 2011
Vince Fabrizzi

/s/ Dan Furlong	Chief Operations Officer and Director	March 25, 2011
Dan Furlong

/s/ Primrose Demirdjian	Director	March 25, 2011
Primrose Demirdjian

Exhibit Index

Exhibit Index

Exhibit Number	Description

10.17	Amendment No. 1 to Loan and Security Agreement and Loan Documents

10.18	Securities Issuance Agreement No. 2

10.19	Amended and Restated Secured Revolving Loan Note

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.