Form 10-Q
period 2011-04-01
JAGGED PEAK, INC.
filed 2011-05-16
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 1, 2011

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

The Registrant had 16,245,961 shares of common stock, par value $0.001 per share, outstanding as of May 12, 2011.

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Jagged Peak, Inc.

Consolidated Balance Sheets

	April 1, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Current assets:
Cash	$124,100	$550,800
Accounts receivable, net of allowance for doubtful accounts of
$70,000 and $60,000 at April 1, 2011 and December 31, 2010, respectively	1,155,700	1,878,700
Other receivables	185,600	234,100
Work in process, net of allowance of $30,000 at April 1, 2011 and December 31, 2010, respectively	263,200	194,600
Deferred tax asset	303,800	290,000
Other current assets	619,700	397,100

Total current assets	2,652,100	3,545,300

Property and equipment, net of accumulated depreciation of $1,769,200 and $1,720,500 at April 1, 2011 and December 31, 2010, respectively	243,700	264,200

Other assets:
EDGE and other applications, net of accumulated amortization of $1,676,000 and $1,609,400 at April 1, 2011 and December 31, 2010, respectively	535,200	524,700
Deferred tax asset	1,108,800	1,151,500

Total long-term assets	1,887,700	1,940,400

Total assets	$4,539,800	$5,485,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$1,504,400	$2,433,700
Accrued payroll and bonuses	305,700	410,200
Other accrued expenses	115,500	104,600
Deferred rent	2,300	14,900
Notes payable, current portion	1,250,000
Deferred revenue and customer deposits	875,100	814,500

Total current liabilities	4,053,000	3,777,900

Long-term liabilities:
Long-term debt	0	1,250,000

Total long-term liabilities	0	1,250,000

Temporary equity – Common stock, 1,000,000 and 775,000 for the period ended April 1, 2011 and December 31, 2010, subject to certain debt requirements.	170,000	162,800

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at April 1, 2011 and December 31, 2010	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,245,961 shares issued and 16,123,470 outstanding at April 1, 2011 and 16,020,961 shares issued and 15,898,470 outstanding at December 31, 2010	16,300	16,100
Additional paid-in capital	3,427,700	3,426,200
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(3,118,200)	(3,138,300)

Total stockholders’ equity	316,800	295,000

Total liabilities and stockholders’ equity	$4,539,800	$5,485,700

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	April 1, 2011	March 26, 2010

Revenue	$6,242,900	$5,140,500

Cost of revenue	4,837,800	3,979,600

Gross profit	1,405,100	1,160,900

Selling, general and administrative expenses	1,244,400	1,019,800

Operating income	160,700	141,100

Other (income) expenses	(900)	7,000
Interest expense	113,300	111,600

Profit before tax expense	48,300	22,500

Provision for income tax expense	28,200	11,200

Net profit	$20,100	$11,300

Weighted average number of common shares outstanding – basic	16,033,461	16,020,961

Net income per share – basic	$0.00	$0.00

Weighted average number of common shares outstanding – fully diluted	16,109,787	16,030,665

Net income per share – fully diluted	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

13 Weeks Ended April 1, 2011 (Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2010	16,020,961	$16,100	$3,426,200	$(9,000)	$(3,138,300)	$295,000

Issuance of Shares	1,000,000	1,000	169,000			170,000
Reclassified to temporary equity			(170,000)			(170,000)

Redemption of shares	(775,000)	(800)	800

Amortization of stock options			1,700			1,700

Net profit for the period					20,100	20,100

Balance, April 1, 2011	16,245,961	$16,300	$3,427,700	$(9,000)	$(3,118,200)	$316,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	13 Weeks Ended
	April 1, 2011	March 26, 2010
Operating activities
Net profit	$20,100	$11,300
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	115,300	71,400
Amortization of officers, director and employee compensation	1,700	800
Amortization of warrants related to debt	79,600	82,300
Bad debt expense	25,700	19,900
Changes in:
Accounts receivable	697,300	(116,300)
Work-in-process	(68,600)	33,400
Other current assets	48,500	45,500
Other receivables	(132,200)	(51,800)
Deferred tax asset	28,900	9,900
Accounts payable	(929,300)	(176,500)
Accrued payroll	(104,500)	59,500
Accrued expenses	10,900	(91,900)
Deferred rent	(12,600)	(9,400)
Other liabilities	60,600	26,800

Net cash flows used by operating activities	(158,600)	(85,100)

Investing activities
Acquisition of property and equipment	(28,200)	(54,600)
Acquisition/development of software - EDGE Platform	(77,100)	(115,800)

Cash flows used by investing activities	(105,300)	(170,400)

Financing activities
Net proceeds and payments on revolving note	0	250,000
Redemption of temporary stock	(162,800)	0
Issuance of common stock, net	0	1,000

Cash flows (used) provided by financing activities	(162,800)	251,000

Net decrease in cash	(426,700)	(4,500)

Cash, beginning of period	550,800	331,300

Cash, end of period	$124,100	$326,800

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$33,900	$29,300

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 Week Periods Ended April 1, 2011 and March 26, 2010

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

Jagged Peak has continued to market the launch of TotalCommerce™, which is an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended April 1, 2011 and March 26, 2010 consist of 13 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the consolidated financial position at April 1, 2011, (b) the consolidated results of operations for the 13-weeks ended April 1, 2011 and March 26, 2010, (c) the consolidated statement of changes in stockholders’ equity ended April 1, 2011 and (d) consolidated cash flows for the 13-weeks ended April 1, 2011 and March 26, 2010, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 53-week period ended December 31, 2010.

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

Software and Development Enhancements

Software and development enhancements expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $77,100 capitalized during the 13-week period ended April 1, 2011 and approximately $115,800 capitalized during the 13-week period ended March 26, 2010. Amortization expenses related to capitalized software and charged to operations for the 13-week periods ended April 1, 2011 and March 26, 2010 were approximately $66,600 and approximately $32,200, respectively.

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

During the 13-week periods ended April 1, 2011 and March 26, 2010, sales to one customer amounted to approximately $5,091,300 and $4,334,400, respectively, or 82% and 84% of total revenues, respectively. Accounts receivable from the same customer at April 1, 2011 amounted to approximately $807,100, or approximately 66% of total accounts receivable. Accounts receivable from the same customer at March 26, 2010 amounted to approximately $976,800 or approximately 65% of total accounts receivable. This customer is a large international company with more than one hundred brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $70,000 and $60,000 is considered necessary as of April 1, 2011 and December 31, 2010, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended April 1, 2011 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a identified intangible assets or long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 13-week periods ended April 1, 2011 and March 26, 2010, there was no impairment of long-lived or intangible assets.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, and management’s judgment as to the likelihood of continued profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards will begin to expire in 2018.

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

During the 13-week period ended April 1, 2011, the Company refinanced its loan with Moriah and as part of our amended Moriah agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share. The Company then retired these shares. As part of the amended agreement, the Company also issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium related to the refinancing of the loan obtained from Moriah. Moriah has the option, at March 31, 2012 to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

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

There were no options granted during the 13-week period ended April 1, 2011 and no options granted during the 13-week period ended March 26, 2010. As of April 1, 2011, there was approximately $5,100 of unrecognized stock-based compensation expense related to nonvested stock options.

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. There were no recorded translation gains for the 13-week period ended April 1, 2011. Net gains and losses resulting from foreign exchange transactions are recorded as a component of interest income and other, net.

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

The weighted average number of shares was approximately 16,033,461 and 16,020,961 for the 13-week periods ended April 1, 2011 and March 26, 2010, respectively. The diluted weighted average number of shares was approximately 16,109,787 and 16,030,665 for the 13-week periods ended April 1, 2011 and March 26, 2010, respectively.

Recently Issued Financial Accounting Standards

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This new guidance requires a creditor performing an evaluation of whether a restructuring constitutes a troubled debt restructuring, to separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. This standard clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The update also requires entities to disclose additional quantitative activity regarding troubled debt restructurings of finance receivables that occurred during the period, as well as additional information regarding troubled debt restructurings that occurred within the previous twelve months and for which there was a payment default during the current period. The new accounting guidance is effective beginning July 1, 2011, and should be applied retrospectively to January 1, 2011. The Company does not anticipate the adoption of this update to have a material impact on the Company’s financial statements.

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 25, 2009	2,357,840	$0.01-2.50	$0.70

Warrants, Convertible Debt and options granted	400,000	$0.08	$0.08
Warrants exercised	(94,117)	$0.01	$0.01
Warrants and options cancelled or expired	(1,162,941)	$0.25-1.28	$0.79

Outstanding at December 31, 2010	1,500,782	$0.01-2.50	$0.68

Warrants exercised	0	$0	$0
Warrants and options cancelled or expired	(25,000)	$2.50	$2.50

Outstanding at April 1, 2011	1,475,782	$0.01-2.00	$0.48

Exercisable at April 1, 2011	1,075,782	$0.01-2.00	$0.63
Exercisable at December 31, 2010	1,100,782	$0.01-2.50	$0.68

The following table summarizes information about options and warrants outstanding and exercisable as of April 1, 2011:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise	Number Outstanding	Weighted Average	Weighted Average	Weighted Average	Number Exercisable	Weighted Average

Price		Remaining Life	Price	Remaining Life		Price
$0.01	10,782	39.75 years	$0.01	39.75 years	10,782	$0.01
$0.08-0.55	1,385,000	1.9 years	$0.40	0.9 years	985,000	$0.53
$2.00-2.50	80,000	0.4 years	$2.00	0.4 years	80,000	$2.00

As of April 1, 2011 and December 31, 2010, there were approximately 1,075,782 and 1,100,782 options exercisable at a weighted average exercise price of $0.63 and $0.68, respectively. There were no options granted in 2011 and there were 400,000 options granted in 2010.

4.	Related Party Transaction

The Company contracted with Norco Accounting and Consulting Inc. (“Norco”) to provide accounting and consulting services. The Company did not use the services of Norco during the 13-week period ended April 1, 2011 or during the 13-week period ended March 26, 2010. Norco is 50% owned by Andrew J. Norstrud, who joined the Company in October of 2005 as the Company’s Chief Financial Officer. The Company continues to occasionally use Norco for temporary accounting staffing needs under the contract signed prior to Andrew J. Norstrud joining the Company.

During the 13-week period ended April 1, 2011, to ensure Jagged Peak’s ability to renew its warehouse lease under similar terms, a group of investors, including officers of Jagged Peak, purchased the building from the bank that had taken ownership of the building from the previous landlord. There have been no changes to the lease Jagged Peak currently has for the building, however Jagged Peak expects to sign a 10 year lease in the second quarter.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words “expect”, “anticipate”, “estimate” or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2010.

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

Jagged Peak has continued to market the launch of TotalCommerce™, which is an end to end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see the section of our December 31, 2010 annual report filed on form 10-K with the SEC under Item 1A entitled “Risks Factors.”

RESULTS OF OPERATIONS

For the 13-week period ended April 1, 2011 compared to the 13-week period ended March 26, 2010

Revenues increased approximately $1,102,400, or 21%, to approximately $6,242,900 for the 13-week period ended April 1, 2011, as compared to approximately $5,140,500 for the 13-week period ended March 26, 2010. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) an increase in distribution orders, (iii) the newly operating Canadian operation, (iv) growth in our recurring technology transaction revenue, and (v) new customers. The Canadian operation is similar to our United States fulfillment operation; however, all technology services are still performed and billed from the United States.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $858,200, or 22%, to approximately $4,837,800 for the 13-week period ended April 1, 2011, as compared to approximately $3,979,600 for the 13-week period ended March 26, 2010. As a percentage of revenues, costs of revenue amounted to approximately 77% of related revenues for the 13-week period ended April 1, 2011 and for the 13-week period ended March 26, 2010. The percentage of revenue remained the same while the increased cost of revenue resulted primarily from increased order / transaction volume, partially offset by (i) increased orders flowing through the Company’s North America distribution network, which has a lower gross margin, and (ii) the newly operating Canadian operation, which has a lower gross margin. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to increase revenue from technology, capitalize on the additional capacity and improve the efficiency of our Canadian operations.

Selling, general and administrative expense increased by approximately $224,600, or 22%, to approximately $1,244,400 for the 13-week period ended April 1, 2011 as compared to approximately $1,019,800 for the 13-week period ended March 26, 2010. The increase was primarily related to (i) increased sales and marketing costs related to a new sales and marketing program, which includes significant expense on brand awareness, (ii) recruiting and travel expenses, and (iii) costs related to the implementation of the new warehouse management system. Management expects to continue to reinvest cash flow from operations into marketing efforts, which is expected to significantly increase leads and new customers.

The Company realized a profit from continuing operations before provision for income taxes of approximately $48,300 for the 13-week period ended April 1, 2011, compared with a profit from continuing operations before provision for income taxes of approximately $22,500 for the 13-week period ended March 26, 2010.

Income tax expense was approximately $28,200 for the 13-week period ended April 1, 2011 compared to an income tax expense of approximately $11,200 for the 13-week period ended March 26, 2010. Differences between the effective tax rate used for 2011 and 2010, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of April 1, 2011 the Company had federal and state net operating loss carry-forwards totaling approximately $4,000,000, which begin to expire in 2018. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic income per share from continuing operations for the 13-week period ended April 1, 2011 was $0.00 per weighted average share, compared with a basic income of $0.00 per weighted average share for the 13-week period ended March 26, 2010.

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

During the 13-week periods ended April 1, 2011 and March 26, 2010, sales to one customer amounted to approximately $5,091,300 and $4,334,400, respectively, or 82% and 84% of total revenues, respectively. Accounts receivable from the same customer at April 1, 2011 amounted to approximately $807,100, or approximately 66% of total accounts receivable. Accounts receivable from the same customer at March 26, 2010 amounted to approximately $976,800 or approximately 65% of total accounts receivable. This customer is a large international company with more than one hundred brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $70,000 and $60,000 is considered necessary as of April 1, 2011 and December 31, 2010, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended April 1, 2011 by approximately $10,000. We do not accrue interest on past due receivables.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, and management’s judgment as to the likelihood of continued profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards will begin to expire in 2018.

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

During the 13-week period ended April 1, 2011, the Company refinanced its loan with Moriah and as part of our amended Moriah agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share. The Company then retired these shares. As part of the amended agreement, the Company also issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium related to the refinancing of the loan obtained from Moriah. Moriah has the option, at March 31, 2012 to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

The Company accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity.

EBITDA

EBITDA for the 13-week period ended April 1, 2011 was approximately $276,900 compared to approximately $205,500 in the comparable period of the prior year. The increase in the EBITDA directly relates to the increase in sales compared to 2010. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes, if applicable, the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 13-weeks ended
	April 1, 2011	March 26, 2010

Net profit as reported	$20,100	$11,300

Income tax expense	28,200	11,200

Interest expense	113,300	111,600

Depreciation and amortization	115,300	71,400

EBITDA	$276,900	$205,500

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

LIQUIDITY AND CAPITAL RESOURCES

As of April 1, 2011, the Company had approximately $1,400,900 of negative working capital and had cash and cash equivalents of approximately $124,100, compared with approximately $232,600 of negative working capital and approximately $550,800 of cash and cash equivalents at December 31, 2010. The decrease in working capital is primarily the result of the reclassification of the debt that was refinanced with Moriah Capital L.P. with a new maturity date of March 31, 2012, which was previously classified as long term and which is now classified as current.

During the 13-week period ended April 1, 2011, cash decreased by approximately $426,700. During the 13-week period ended April 1, 2011, there was negative cash flow from operations, which included non-cash expenses of (i) approximately $115,300 related to depreciation and amortization, and (ii) approximately $79,600 related to the amortization of debt cost. In addition there was approximately $105,300 used by investing activities for the purchase of fixed assets and the development of software, approximately $628,700 was provided by operations for the decrease in account receivables and work in process, approximately $1,033,800 was used by operations for the increase in accounts payable, and accrued salaries both primarily related to the increase in sales and approximately $162,800 was used by financing activities for the redemption of stock. Management expects to maintain positive cash flow from operations going forward, except in periods when the accounts receivable and work in process balances significantly increase based on revenue growth.

In December 2009, the Company entered into a Loan and Security agreement and a Secured Revolving Note with Moriah Capital, L.P., a Delaware Limited Partnership (“Moriah” and the “Closing”), whereby we agreed to a Secured Revolving Term Note (the “Note”) with one million five hundred thousand dollars ($1,500,000) availability based on certain criteria. The loan was based on the Company’s account receivables and was advanced at a rate of 85% of eligible receivables, in addition to other collateral. The interest rate of the Note was six percent (6%) above prime with a floor of eleven percent (11.0%) and was paid on a monthly basis. The loan is secured by all of the Company’s assets. The entire Principal was payable in March of 2011. The proceeds from the Note were used to extinguish loans of the Company and provided the necessary working capital to accelerate the Company’s growth initiatives. A portion of the Note is secured by the Jagged Peak common stock held by certain stockholders of the Company.

In March 2011, the Company entered into an amended Loan and Security Agreement with Moriah, whereby we agreed to extend the Term Note (the “Note”) in the principal amount of one million five hundred thousand dollars ($1,500,000). The new interest rate of the Note is six percent (6%) above prime with a floor of ten percent (10%) and is paid on a monthly basis. There are no monthly principal payments; a final balloon payment of $1,500,000 is due in March of 2012. The balance on the terms remains unchanged. In addition to the collateral provided by the Company, a portion of the Note is secured by the Jagged Peak common stock held by certain stockholders of the Company, which could cause a change of control if the Company was to default on the loan.

Management expects to obtain additional financing or an equity infusion to make the final payment to Moriah, due in March of 2012. The current principal balance is $1,250,000. Based on the cash flow from operations and the Company’s past history, management believes it will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock. Management has not yet explored refinancing options.

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

Our strategy is to continue to expand through both internal development and mergers and acquisitions, which will depend on a number of factors that are beyond our control. There can be no assurance that we will be successful in implementing our growth strategy or in successfully obtaining adequate financing on favorable terms for these strategies.

The Company is currently in the process of completing the spin-off of Acroboo. The current operations of Acroboo are immaterial to Jagged Peak, however management believes that by spinning off the operation and allowing a new team to concentrate on the business model there is a potential that the operations will be able to reach its potential.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of April 1, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of April 1, 2011 our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the exchange act.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended April 1, 2011 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A.	Risk Factors

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2011, the Company issued 1,000,000 shares of common stock, $0.001 par value per share, to Moriah. The shares were issued pursuant to the terms and conditions of the securities issuance agreement and are collateral for the redemption premium payable to Moriah in connection with the refinancing of the Company’s then existing debt. The shares were issued pursuant to an exemption from registration promulgated under the Securities Act. Moriah has the option, at March 31, 2012, to retain the shares or return the shares for the redemption premium of $170,000.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated May 12, 2011

31.2	Certification of the Chief Financial Officer dated May12 , 2011

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated May 12, 2011

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated May 12, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	May 12, 2011
Paul B. Demirdjian	Date
Chief Executive Officer (Principle Executive Officer)

/s/ Andrew J. Norstrud	May 12, 2011
Andrew J. Norstrud	Date
Chief Financial Officer (Principle Financial Officer)