Form 10-Q
period 2011-07-01
JAGGED PEAK, INC.
filed 2011-08-11
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2011

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

The Registrant had 16,123,470 shares of common stock, par value $0.001 per share, outstanding as of August 11, 2011.

Jagged Peak, Inc.

Jagged Peak, Inc.

Consolidated Balance Sheets

	July 1, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Current assets:
Cash	$241,700	$550,800
Accounts receivable, net of allowance for doubtful accounts of $70,000 and $60,000 at July 1, 2011 and December 31, 2010, respectively	2,676,800	1,878,700
Other receivables	206,700	234,100
Work in process, net of allowance of $30,000 at July 1, 2011 and December 31, 2010	206,900	194,600
Deferred tax asset	296,300	290,000
Other current assets	493,800	397,100

Total current assets	4,122,200	3,545,300

Property and equipment, net of accumulated depreciation of $1,822,800 and $1,720,500 at July 1, 2011 and December 31, 2010, respectively	379,600	264,200

Other assets:
EDGE and other applications, net of accumulated amortization of $1,751,200 and $1,609,400 at July 1, 2011 and December 31, 2010, respectively	608,300	524,700
Deferred tax asset	1,101,600	1,151,500

Total long-term assets	2,089,500	1,940,400

Total assets	$6,211,700	$5,485,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$2,761,300	$2,433,700
Accrued payroll and bonuses	466,700	410,200
Other accrued expenses	48,600	104,600
Deferred rent	0	14,900
Notes payable, current portion	1,250,000	0
Deferred revenue and customer deposits	1,179,700	814,500

Total current liabilities	5,706,300	3,777,900

Long-term liabilities:
Long-term debt	0	1,250,000

Total long-term liabilities	0	1,250,000

Temporary equity – Common stock, 1,000,000 and 775,000 for the period ended July 1, 2011 and December 31, 2010, subject to certain debt requirements.	170,000	162,800

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at July 1, 2011 and December 31, 2010	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,245,961 shares issued and 16,123,470 outstanding at July 1, 2011 and 16,020,961 shares issued and 15,898,470 outstanding at December 31, 2010	16,300	16,100
Additional paid-in capital	3,438,900	3,426,200
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(3,110,800)	(3,138,300)

Total stockholders’ equity	335,400	295,000

Total liabilities and stockholders’ equity	$6,211,700	$5,485,700

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations (Unaudited)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010

Revenue	$7,597,600	$4,949,500	$13,840,500	$10,090,000

Cost of revenues	6,136,000	3,713,500	10,973,800	7,693,100

Gross profit	1,461,600	1,236,000	2,866,700	2,396,900

Selling, general and administrative expenses	1,341,600	1,077,100	2,586,000	2,096,900

Operating income	120,000	158,900	280,700	300,000

Other expenses		1,100	0	8,100
Interest expense	95,800	117,100	209,100	228,700

Income before income tax expense	24,200	40,700	71,600	63,200

Provision for income tax expense	15,900	15,200	44,100	26,400

Net income	$8,300	$25,500	$27,500	$36,800

Weighted average number of common shares outstanding – basic	16,245,961	16,020,961	16,139,711	16,020,961

Net income per share – basic	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding – fully diluted	16,608,609	16,030,665	16,359,198	16,030,665

Net income per share – fully diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

26 Weeks Ended July 1, 2011 (Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Treasury Stock	Accumulated Deficit	Total
Balance, December 31, 2010	16,020,961	$16,100	$3,426,200	$(9,000)	$(3,138,300)	$295,000

Issuance of Shares	1,000,000	1,000	169,000			170,000
Reclassified to temporary equity			(170,000)			(170,000)

Redemption of shares	(775,000)	(800)	800

Amortization of stock options			12,900			12,900

Net profit for the period					27,500	27,500

Balance, July 1, 2011	16,245,961	$16,300	$3,438,900	$(9,000)	$(3,110,800)	$335,400

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	26 Week Period Ended
	July 1, 2011	June 25, 2010
Operating activities
Net profit	$27,500	$36,800
Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Depreciation and amortization	244,100	158,500
Stock option expense	12,900	1,700
Amortization of debt costs	79,600	164,500
Bad debt expense Changes in:	21,200	24,600
Accounts receivable	(819,300)	80,300
Work-in-process	(12,300)	(93,000)
Other current assets	27,400	(68,200)
Deferred tax asset	43,600	25,600
Other assets	(169,100)	(77,500)
Accounts payable	327,600	(260,000)
Accrued payroll	56,500	(46,600)
Accrued expenses	(56,000)	(66,600)
Deferred rent	(14,900)	(18,700)
Other liabilities	365,200	(13,400)

Net cash flows provided by (used in) operating activities	134,000	(152,000)

Investing activities
Acquisition of property and equipment	(217,700)	(100,100)
Acquisition/development of software/ Edge platform	(225,400)	(212,900)

Cash flows used by investing activities	(443,100)	(313,000)

Financing activities
Treasury stock	0	(9,000)
Proceeds from the issuance of equity	0	1,000
Proceeds from notes payable	0	250,000

Cash flows provided by financing activities	0	242,000

Net decrease in cash	(309,100)	(223,000)

Cash, beginning of period	550,800	331,300

Cash, end of period	$241,700	$108,300

Supplemental disclosure of cash flow information

Cash paid during the period for interest	$67,900	$64,200

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 26-Week Periods Ended July 1, 2011 and the 13 and

26-Week Periods Ended June 25, 2010

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended July 1, 2011 and June 25, 2010 consist of 26 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at July 1, 2011, (b) the consolidated results of operations for the 13 and 26 weeks ended July 1, 2011 and June 25, 2010, (c) the consolidated statement of changes in stockholders’ equity for the 26 week period ended July 1, 2011 and (d) consolidated cash flows for the 26 weeks ended July 1, 2011 and June 25, 2010, have been made.

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

Software and Development Enhancements

Software and development enhancements expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and amortized over a three-year useful life. There was approximately $148,300 capitalized during the 13 week period ended July 1, 2011 and approximately $225,400 capitalized during the 26 week period ended July 1, 2011 and there was approximately $97,100 capitalized during the 13 week period ended June 25, 2010 and approximately $212,900 capitalized during the 26 week period ended June 25, 2010. Amortization expense related to capitalized software and charged to operations for the 13 week and 26 week periods ended July 1, 2011 was approximately $75,100 and $141,800, respectively. Amortization expense related to capitalized software and charged to operations for the 13 week and 26 week periods ended June 25, 2010 was approximately $42,800 and $75,000, respectively.

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

During the 26-week period ended July 1, 2011 sales to two customers amounted to approximately $12,642,500 and during the 26-week period ended June 25, 2010 sales to one customer amounted to approximately $8,415,200, respectively, or 91% and 83% of total revenues, respectively. Accounts receivable from these same customers at July 1, 2011 amounted to approximately $2,307,700, or approximately 84% of total accounts receivable. Accounts receivable from the same customer at June 25, 2010 amounted to approximately $792,700 or approximately 62% of total accounts receivable. One of the two customers is a large international company with more than one hundred brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $70,000 and $60,000 is considered necessary as of July 1, 2011 and December 31, 2010, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended July 1, 2011 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of an identified intangible assets or long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 26-week periods ended July 1, 2011 and June 25, 2010, there was no impairment of long-lived or intangible assets.

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

During the 26-week period ended July 1, 2011, the Company refinanced its loan with Moriah and as part of our amended Moriah agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share. The Company then retired these shares. As part of the amended agreement, the Company also issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium related to the refinancing of the loan obtained from Moriah. Moriah has the option, at March 31, 2012 to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

The Company accounted for these shares as a reclassification of the value of the shares from permanent to temporary equity.

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

There were 2,350,000 options granted during the 26-week period ended July 1, 2011 and no options granted during the 26-week period ended June 25, 2010. As of July 1, 2011, there was approximately $135,000 of unrecognized stock-based compensation expense related to nonvested stock options.

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. There were no recorded translation gains or losses for the 26-week period ended July 1, 2011. Net gains and losses resulting from foreign exchange transactions are recorded as a component of interest income and other, net.

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

The weighted average number of shares was approximately 16,139,711 and 16,020,961 for the 26-week periods ended July 1, 2011 and June 25, 2010, respectively. The fully diluted weighted average number of shares was approximately 16,359,198 and 16,030,665 for the 26-week periods ended July 1, 2011 and June 25, 2010, respectively.

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance related to amendments to disclosures about fair value measurements. The amendments in this update improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. We are required to adopt this standard for the first quarter of 2012. Early adoption is not permitted. We do not expect this accounting standard to have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all other comprehensive income changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not affect how earnings per share is calculated or presented. We are required to adopt this standard for the first quarter of 2012, however early adoption is permitted. The amendments should be applied retrospectively. We are currently evaluating the presentational changes to our condensed consolidated financial statements required by this guidance.

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

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 25, 2009	2,357,840	$0.01-2.50	$0.70

Warrants, Convertible Debt and options granted	400,000	$0.08	$0.08
Warrants exercised	(94,117)	$0.01	$0.01
Warrants and options cancelled or expired	(1,162,941)	$0.25-1.28	$0.79

Outstanding at December 31, 2010	1,500,782	$0.01-2.50	$0.68

Warrants exercised	0	$0	$0
Warrants and options cancelled or expired	(25,000)	$2.50	$2.50
Warrants, Convertible Debt and options granted	2,350,000	$0.13	$0.17

Outstanding at July 1, 2011	3,825,782	$0.01-2.00	$0.48

Exercisable at July 1, 2011	1,075,782	$0.01-2.00	$0.63
Exercisable at December 31, 2010	1,100,782	$0.01-2.50	$0.68

The following table summarizes information about options and warrants outstanding and exercisable as of July 1, 2011:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	10,782	39.50 years	$0.01	39.50 years	10,782	$0.01
$0.08-0.55	3,735,000	1.3 years	$0.40	0.6years	985,000	$0.53
$2.00-2.50	80,000	0.2 years	$2.00	0.2 years	80,000	$2.00

As of July 1, 2011 and December 31, 2010, there were approximately 1,075,782 and 1,100,782 options exercisable at a weighted average exercise price of $0.63 and $0.68, respectively. There were 2,350,000 options granted in 2011 and there were 400,000 options granted in 2010.

4.	Related Party Transaction

During the 26-week period ended July 1, 2011, to ensure Jagged Peak’s ability to renew its warehouse lease under similar terms, a group of investors, including officers of Jagged Peak (Vince Fabrizzi, Paul Demirdjian and Andrew Norstrud), purchased the building from the bank that had taken ownership of the warehouse from the previous landlord. Jagged Peak has signed a 10 year lease that is at market rate and averages approximately $33,800 per month over the course of the lease. The group of investors currently have the property available for sale and do not intend to own the property long term.

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

RESULTS OF OPERATIONS

For the 13-week period ended July 1, 2011 compared to the 13-week period ended June 25, 2010

Revenues increased approximately $2,648,100, or 54%, to approximately $7,597,600 for the 13-week period ended July 1, 2011, as compared to approximately $4,949,500 for the 13-week period ended June 25, 2010. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) an increase in distribution orders, (iii) the newly operating Canadian operation, (iv) growth in our recurring technology transaction revenue, and (v) new customers. The Canadian operation is similar to our United States fulfillment operation; however, all technology services are still performed and billed from the United States.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $2,422,500, or 65%, to approximately $6,136,000 for the 13-week period ended July 1, 2011, as compared to approximately $3,713,500 for the 13-week period ended June 25, 2010. As a percentage of revenues, cost of revenue amounted to approximately 81% of related revenues for the 13-week period ended July 1, 2011, as compared with approximately 75% for the 13-week period ended June 25, 2010. The increased cost of revenue and increases as a percentage of revenue resulted primarily from the acquisition and setup of a new significant customer and increased order / transaction volume. In addition, margin was decreased by (i) increased orders flowing through the Company’s North America distribution network, which has a lower gross margin, and (ii) the newly operating Canadian operation, which has a lower gross margin. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to increase revenue from technology, capitalize on the additional capacity and improve the efficiency of our Canadian operations.

Selling, general and administrative expense increased by approximately $264,500, or 25%, to approximately $1,341,600 for the 13-week period ended July 1, 2011 as compared to approximately $1,077,100 for the 13-week period ended June 25, 2010. The increase was primarily related to (i) increased sales and marketing costs related to a new sales and marketing program, which includes significant expense on brand awareness, (ii) recruiting and travel expenses, and (iii) costs related to the implementation of the new warehouse management system. Management expects to continue to reinvest cash flow from operations into marketing efforts, which is expected to significantly increase leads and new customers.

The Company realized a profit from continuing operations before provision for income taxes of approximately $24,200 for the 13-week period ended July 1, 2011, compared with a profit from continuing operations before provision for income taxes of approximately $40,700 for the 13-week period ended June 25, 2010.

Income tax expense was approximately $15,900 for the 13-week period ended July 1, 2011 compared to an income tax expense of approximately $15,200 for the 13-week period ended June 25, 2010. Differences between the effective tax rate used for 2011 and 2010, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of July 1, 2011 the Company had federal and state net operating loss carry-forwards totaling approximately $4,000,000, which begin to expire in 2018. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic income per share from continuing operations for the 13-week period ended July 1, 2011 was $0.00 per weighted average share, compared with a basic income of $0.00 per weighted average share for the 13-week period ended June 25, 2010.

For the 26-week period ended July 1, 2011 compared to the 26-week period ended June 25, 2010

Revenues increased approximately $3,750,500, or 37%, to approximately $13,840,500 for the 26-week period ended July 1, 2011, as compared to approximately $10,090,000 for the 26-week period ended June 25, 2010. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) an increase in distribution orders, (iii) the newly operating Canadian operation, (iv) growth in our recurring technology transaction revenue, and (v) new customers. The Canadian operation is similar to our United States fulfillment operation; however, all technology services are still performed and billed from the United States.

Cost of revenues, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $3,280,700, or 43%, to approximately $10,973,800 for the 26-week period ended July 1, 2011, as compared to approximately $7,693,100 for the 26-week period ended June 25, 2010. As a percentage of revenues, cost of revenue amounted to approximately 79% of related revenues for the 26-week period ended July 1, 2011, as compared with approximately 76% for the 26-week period ended June 25, 2010. The increased cost of revenue and increases as a percentage of revenue resulted primarily from the acquisition and setup of a new significant customer and increased order / transaction volume. In addition, margin was decreased by (i) increased orders flowing through the Company’s North America distribution network, which has a lower gross margin, and (ii) the newly operating Canadian operation, which has a lower gross margin. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to increase revenue from technology, capitalize on the additional capacity and improve the efficiency of our Canadian operations.

Selling, general and administrative expense increased by approximately $489,100, or 23%, to approximately $2,586,000 for the 26-week period ended July 1, 2011 as compared to approximately $2,096,900 for the 26-week period ended June 25, 2010. The increase was primarily related to (i) increased sales and marketing costs related to a new sales and marketing program, which includes significant expense on brand awareness, (ii) recruiting and travel expenses, and (iii) costs related to the implementation of the new warehouse management system. Management expects to continue to reinvest cash flow from operations into marketing efforts, which is expected to significantly increase leads and new customers.

The Company realized a profit from continuing operations before provisions for income taxes of approximately $71,600 for the 26-week period ended July 1, 2011, compared with the profit from continuing operations before provisions for income taxes of approximately $63,200 for the 26-week period ended June 25, 2010.

Income tax expense was approximately $44,100 for the 26-week period ended July 1, 2011 compared to an income tax expense of approximately $26,400 for the 26-week period ended June 25, 2010. Differences between the effective tax rate used for 2011 and 2010, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of July 1, 2011 the Company had federal and state net operating loss carry-forwards totaling approximately $4,000,000, which begin to expire in 2018. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic income per share from continuing operations for the 26-week period ended July 1, 2011 was $0.00 per weighted average share, compared with basic loss of $0.00 per weighted average share for the 26-week period ended June 25, 2010.

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

During the 26-week period ended July 1, 2011 sales to two customers amounted to approximately $12,642,500 and during the 26-week period ended June 25, 2010 sales to one customer amounted to approximately $8,415,200, respectively, or 91% and 83% of total revenues, respectively. Accounts receivable from these same customers at July 1, 2011 amounted to approximately $2,307,700, or approximately 84% of total accounts receivable. Accounts receivable from the same customer at June 25, 2010 amounted to approximately $792,700 or approximately 62% of total accounts receivable. One of the two customers is a large international company with more than one hundred brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $70,000 and $60,000 is considered necessary as of July 1, 2011 and December 31, 2010, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended July 1, 2011 by approximately $10,000. We do not accrue interest on past due receivables.

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

During the 26-week period ended July 1, 2011, the Company refinanced its loan with Moriah and as part of our amended Moriah agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share. The Company then retired these shares. As part of the amended agreement, the Company also issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium related to the refinancing of the loan obtained from Moriah. Moriah has the option, at March 31, 2012 to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

The Company accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity.

EBITDA

EBITDA for the 26-week period ended July 1, 2011 was approximately $524,800 compared to approximately $450,400 in the comparable period of the prior year. The increase in the EBITDA directly relates to the increase in sales compared to 2010. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes, if applicable, the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 26-weeks ended
	July 1, 2011	June 25, 2010

Net profit as reported	$27,500	$36,800

Income tax expense	44,100	26,400

Interest expense	209,100	228,700

Depreciation and amortization	244,100	158,500

EBITDA	$524,800	$450,400

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), the Company has included in this report earnings “EBITDA,” with EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation of EBITDA, when applicable. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

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

LIQUIDITY AND CAPITAL RESOURCES

As of July 1, 2011, the Company had approximately $1,584,100 of negative working capital and had cash and cash equivalents of approximately $241,700, compared with approximately $232,600 of negative working capital and approximately $550,800 of cash and cash equivalents at December 31, 2010. The decrease in working capital is primarily the result of the reclassification of the debt that was refinanced with Moriah Capital L.P. with a new maturity date of March 31, 2012, which was previously classified as long term and which is now classified as current.

During the 26-week period ended July 1, 2011, cash decreased by approximately $309,100. During the 26-week period ended July 1, 2011, there was positive cash flow from operations, which included non-cash expenses of (i) approximately $244,100 related to depreciation and amortization, and (ii) approximately $79,600 related to the amortization of debt cost. In addition there was approximately $443,100 used by investing activities for the purchase of fixed assets and the development of software, approximately $831,600 was used by operations for the increase in account receivables and work in process, approximately $384,100 was provided by operations for the decrease in accounts payable, and accrued salaries both primarily related to the increase in sales. Management expects to maintain positive cash flow from operations going forward, except in periods when the accounts receivable and work in process balances significantly increase based on revenue growth.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of July 1, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of July 1, 2011 our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the exchange act.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended July 1, 2011 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 3.	Defaults upon Senior Securities

Not applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated August 11, 2011

31.2	Certification of the Chief Financial Officer dated August 11, 2011

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated August 11, 2011

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated August 11, 2011

Exhibit 101.1 Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	August 11, 2011
Paul B. Demirdjian	Date
Chief Executive Officer (Principle Executive Officer)

/s/ Andrew J. Norstrud	August 11, 2011
Andrew J. Norstrud	Date
Chief Financial Officer (Principle Financial Officer)