Form 10-Q
period 2011-09-30
JAGGED PEAK, INC.
filed 2011-11-14
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The Registrant had 16,123,470 shares of common stock, par value $0.001 per share, outstanding as of November 11, 2011.

Jagged Peak, Inc.

Jagged Peak, Inc.

Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Assets
Current assets:
Cash	$209,600	$550,800
Accounts receivable, net of allowance for doubtful accounts of $140,000 and $60,000 at September 30, 2011 and December 31, 2010, respectively	2,360,200	1,878,700
Other receivables	102,800	234,100
Work in process, net of allowance of $30,000 at September 30, 2011 and December 31, 2010, respectively	274,500	194,600
Deferred tax asset	290,000	290,000
Other current assets	438,600	397,100

Total current assets	3,675,700	3,545,300

Property and equipment, net of accumulated depreciation of $1,874,700 and $1,720,500 at September 30, 2011 and December 31, 2010, respectively	646,600	264,200

Other assets:
EDGE and other applications, net of accumulated amortization of $1,837,600 and $1,609,400 at September 30, 2011 and December 31, 2010, respectively	590,800	524,700
Deferred tax asset	1,086,100	1,151,500

Total long-term assets	2,323,500	1,940,400

Total assets	$5,999,200	$5,485,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$2,372,600	$2,433,700
Accrued payroll and bonuses	375,900	410,200
Other accrued expenses	22,200	104,600
Deferred rent	13,300	14,900
Notes payable, current portion	1,500,000	0
Capital lease obligation, current	50,000	0
Deferred revenue and customer deposits	906,600	814,500

Total current liabilities	5,240,600	3,777,900

Long-term liabilities:
Long-term debt	0	1,250,000
Capital lease obligation	200,800	0

Total long-term liabilities	200,800	1,250,000

Temporary equity – Common stock, 1,000,000 and 775,000 for the period ended September 30, 2011 and December 31, 2010, subject to certain debt requirements	170,000	162,800

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 30, 2011 and December 31, 2010	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,245,961 shares issued and 16,123,470 outstanding at September 30, 2011 and 16,020,961 shares issued and 15,898,470 outstanding at December 31, 2010	16,300	16,100
Additional paid-in capital	3,474,000	3,426,200
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(3,093,500)	(3,138,300)

Total stockholders’ equity	387,800	295,000

Total liabilities and stockholders’ equity	$5,999,200	$5,485,700

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations (Unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010

Revenue	$8,064,900	$5,288,700	$21,905,400	$15,378,700

Cost of revenues	6,339,800	3,992,700	17,313,600	11,685,800

Gross profit	1,725,100	1,296,000	4,591,800	3,692,900

Selling, general and administrative expenses	1,584,800	1,156,100	4,170,800	3,253,000

Operating income	140,300	139,900	421,000	439,900

Other (income) expenses	(4,900)	3,000	(4,900)	11,200

Interest expense	106,700	117,100	315,800	345,800

Profit before tax expense	38,500	19,800	110,100	82,900

Provision for income tax expense	21,200	11,200	65,300	37,600

Net profit	$17,300	$8,600	$44,800	$45,300

Weighted average number of common shares outstanding – basic	16,245,961	16,020,961	16,175,178	16,020,961

Net income per share – basic	$0.00	$0.00	$0.00	$0.00

Weighted average number of common shares outstanding – fully diluted	17,497,846	16,030,665	16,738,747	16,030,665

Net income per share – fully diluted	$0.00	$0.00	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

39 Weeks Ended September 30, 2011 (Unaudited)

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, December 31, 2010	16,020,961	$16,100	$3,426,200	$(9,000)	$(3,138,300)	$295,000

Issuance of Shares	1,000,000	1,000	169,000			170,000
Reclassified to temporary equity			(170,000)			(170,000)

Redemption of shares	(775,000)	(800)	800			0

Amortization of stock options			48,000			48,000

Net profit for the period					44,800	44,800

Balance, September 30, 2011	16,245,961	$16,300	$3,474,000	$(9,000)	$(3,093,500)	$387,800

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	39 Week Period Ended
	September 30, 2011		September 24, 2010
Operating activities
Net profit	$44,800		$45,300
Adjustments to reconcile net profit to net cash (used in) provided by operating activities:
Depreciation and amortization	382,400		253,000
Stock option expense	48,000		2,600
Amortization of debt costs	79,600		164,500
WIP allowance	0		15,000
Bad debt expense	21,200		85,800

Changes in:
Accounts receivable	(502,700)		(305,600)
Work-in-process	(79,900)		(220,200)
Other receivables Other current assets	0 131,300		87,600 0
Deferred tax asset	65,400		38,000
Other assets	(113,900)		(77,700)
Accounts payable	(61,100)		(68,900)
Accrued payroll Accrued expenses Deferred rent	(34,300 (82,400 (1,600	) ) )	66,000 (85,800 (28,000	) )
Other liabilities	92,100		132,100

Net cash flows (used in) provided by operating activities	(11,100)		103,700

Investing activities
Acquisition of property and equipment	(536,600)		(137,800)
Acquisition/development of software/ Edge platform	(294,300)		(267,200)

Cash flows used by investing activities	(830,900)		(405,000)

Financing activities
Treasury stock	0		(9,000)
Net proceeds and payments on the revolving note	250,800		0
Proceeds from the issuance of equity	0		1,000
Proceeds from notes payable	250,000		250,000

Cash flows provided by financing activities	500,800		242,000

Net decrease in cash	(341,200)		(59,300)

Cash, beginning of period	550,800		331,300

Cash, end of period	$209,600		$272,000

Supplemental disclosure of cash flow information Cash paid during the period for interest	$91,600		$98,600

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 39-Week Periods Ended September 30, 2011 and the 13 and

39-Week Periods Ended September 24, 2010

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

Jagged Peak continues to market TotalCommerce™, which is an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended September 30, 2011 and September 24, 2010 consist of 39 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the consolidated financial position at September 30, 2011, (b) the consolidated results of operations for the 13 and 39 weeks ended September 30, 2011 and September 24, 2010, (c) the consolidated statement of changes in stockholders’ equity for the 39-week period ended September 30, 2011 and (d) consolidated cash flows for the 39 weeks ended September 30, 2011 and September 24, 2010, have been made.

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

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation on deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable and these estimates have been discussed with the audit committee; however, actual results could differ from these estimates.

Revenue Recognition

There are multiple components in our TotalCommerce solution, which are sold through a master agreement where each individual component is priced separately and distinctly from the other components, based on market prices at which we sell those services individually. The client is able to choose which services it wishes to purchase. The separate components can be added or deleted at any time during the contract period at pre-determined prices. We have past history of selling each component separately to establish the market price of each component.

Software development services include activation, e-commerce site development, application and e-commerce site enhancements, consulting services and other development activities. Additional technology revenue is derived from help desk support, maintenance, general support, active monitoring and training.

Revenue from software development and technology services is recognized as services are provided or on the percentage of completion method for those arrangements with specified milestones. The percentage of completion is based on labor hours incurred to total labor hours expected to be incurred. Additional technology revenues are either paid monthly or on an annual basis. If paid on an annual basis, the revenue is recognized ratably over the year, and if paid on a monthly basis, the revenue is recognized in the month in which the service was provided.

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

We have established vender specific objective evidence for the individually priced components in our contracts through the use of the market as each component in our contracts is sold both as a package and individually with the same pricing. For any component delivered for which vender specific objective evidence (“VSOE”) is not available, we use the residual method. When applying the residual method, VSOE of fair value is allocated to each of the undelivered components and the remaining consideration is allocated to the delivered components.

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

Software and Development Enhancements

Software and development enhancements include costs such as payroll and employee benefits associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred until release and production are capitalized and amortized over a three-year useful life. There was approximately $68,900 capitalized during the 13-week period ended September 30, 2011 and approximately $294,300 capitalized during the 39-week period ended September 30, 2011, and there was approximately $54,300 capitalized during the 13-week period ended September 24, 2010 and approximately $267,200 capitalized during the 39-week period ended September 24, 2010. Amortization expense related to capitalized software and charged to operations for the 13-week and 39-week periods ended September 30, 2011 was approximately $86,500 and $228,200, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week and 39-week periods ended September 24, 2010 was approximately $50,200 and $125,200, respectively.

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

During the 39-week period ended September 30, 2011, sales to two customers amounted to approximately $18,776,700, and during the 39-week period ended September 24, 2010, sales to one customer amounted to approximately $12,951,200, respectively, or 86% and 84% of total revenues, respectively. Accounts receivable from these same customers at September 30, 2011 amounted to approximately $1,225,858, or approximately 49%, of total accounts receivable. Accounts receivable from the same customer at September 24, 2010 amounted to approximately $995,300, or approximately 60%, of total accounts receivable. One of the two customers is a large international company with more than one hundred brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $140,000 and $60,000 is considered necessary as of September 30, 2011 and December 31, 2010, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 30, 2011 by approximately $10,000. We do not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of an identified intangible assets or long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 39-week periods ended September 30, 2011 and September 24, 2010, there was no impairment of long-lived or intangible assets.

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

Leased Property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of the capitalized leased assets is computed on a straight-line method over the shorter of the estimated useful life or the initial lease term, minus any residual value.

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

During the 39-week period ended September 30, 2011, the Company refinanced its loan with Moriah and as part of our amended Moriah agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share. The Company then retired these shares. As part of the amended agreement, the Company also issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium related to the refinancing of the loan obtained from Moriah. Moriah has the option, at March 31, 2012, to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

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

There were 2,350,000 options granted during the 39-week period ended September 30, 2011 and no options granted during the 39-week period ended September 24, 2010. As of September 30, 2011, there was approximately $135,000 of unrecognized stock-based compensation expense related to nonvested stock options as compared to approximately $1,700 of unrecognized stock-based compensation expense related to nonvested stock options as of September 24, 2010.

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. There were no recorded translation gains for the 39-week periods ended September 30, 2011 and September 24, 2010. Net gains and losses resulting from foreign exchange transactions are recorded as a component of interest income and other, net.

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted earnings per share considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

The weighted average number of shares was approximately 16,175,178 and 16,020,961 for the 39-week periods ended September 30, 2011 and September 24, 2010, respectively. The diluted weighted average number of shares was approximately 16,738,747 and 16,030,665 for the 39-week periods ended September 30, 2011 and September 24, 2010, respectively.

Recently Issued Financial Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring”. This new guidance requires a creditor performing an evaluation of whether a restructuring constitutes a troubled debt restructuring, to separately conclude that both (i) the restructuring constitutes a concession and (ii) the debtor is experiencing financial difficulties. This standard clarifies the guidance on a creditor’s evaluation of whether it has granted a concession as well as the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. The update also requires entities to disclose additional quantitative activity regarding troubled debt restructurings of finance receivables that occurred during the period, as well as additional information regarding troubled debt restructurings that occurred within the previous twelve months and for which there was a payment default during the current period. The new accounting guidance is effective beginning September 30, 2011, and should be applied retrospectively to January 1, 2011. The Company does not anticipate the adoption of this update will have a material impact on the Company’s financial statements.

In April 2011, the FASB issued the ASU, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” This ASU amended Topic 310 and provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a TDR. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. The new guidance requires creditors to evaluate modifications and restructurings of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. For purposes of measuring impairment of these receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011. Adoption of this accounting standard update did not have a material impact on our financial condition, results of operations or financial statement disclosures.

In May 2011, the FASB issued guidance related to amendments to disclosures about fair value measurements. The amendments in this update improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. We are required to adopt this standard for the first quarter of 2012. Early adoption is not permitted. We do not expect this accounting standard to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance related to the presentation of comprehensive income. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all other comprehensive income changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not affect how earnings per share is calculated or presented. We are required to adopt this standard for the first quarter of 2012, however early adoption is permitted. The amendments should be applied retrospectively. We do not expect this accounting standard to have a material impact on our consolidated financial statements.

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

The Company’s 2005 Stock Incentive Plan, as amended in July 2008 (“the Plan”), authorizes the Board of Directors to grant up to 5,000,000 options to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant. The option price payable for the shares of common stock covered by any option shall be determined by the Board, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant. The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan authorizes the grant of up to 100,000 shares of common stock to any employee or consultant during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants. Options granted under the Plan must be exercised within ten years of the date of grant. The option price payable for the shares of common stock covered by any option shall be determined by the Board, but shall in no event be less than the par value of common stock. The option price for incentive stock options shall not be less than the fair market value of one share of common stock on the date of grant. The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board determines that special circumstances warrant a lower exercise price.

The following summarizes the Company’s stock option, convertible debt and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 31, 2010	1,500,782	$0.01-2.50	$0.68
Warrants exercised	0	$0	$0
Warrants and options cancelled or expired	(505,000)	$0.08-2.50	$0.50
Warrants, convertible debt and options granted	2,350,000	$0.13	$0.01

Outstanding at September 30, 2011	3,345,782	$0.01-0.55	$0.16

Exercisable at September 30, 2011	995,782	$0.01-0.55	$0.53
Exercisable at December 31, 2010	1,100,782	$0.01-2.50	$0.68

The following table summarizes information about options and warrants outstanding and exercisable as of September 30, 2011:

	Outstanding Warrants and Options			Exercisable Warrants and Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$0.01	10,782	39.25 years	$0.01	39.25 years	10,782	$0.01
$0.13-0.55	3,335,000	1.0 years	$0.16	0.6 years	985,000	$0.53

As of September 30, 2011 and December 31, 2010, there were approximately 995,782 and 1,100,782 options exercisable at a weighted average exercise price of $0.53 and $0.68, respectively. There were 2,350,000 options granted in 2011 and there were 400,000 options granted in 2010.

4.	Related Party Transaction

During the 39-week period ended September 30, 2011, to ensure Jagged Peak’s ability to renew its warehouse lease under similar terms, a group of investors, including officers of Jagged Peak (Vince Fabrizzi, Paul Demirdjian and Andrew Norstrud), purchased the building from the bank that had foreclosed on the warehouse. Jagged Peak has signed a 10 year lease that is at market rate and averages approximately $33,800 per month over the term of the lease. During the 39-week period ended September 30, 2011, there was approximately $205,200 in total lease payments. The group of investors currently has the property available for sale and does not intend to own the property long term.

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

Jagged Peak continues to market TotalCommerce™, which is an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

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

RESULTS OF OPERATIONS

For the 13-week period ended September 30, 2011 compared to the 13-week period ended September 24, 2010

Revenues increased approximately $2,776,200, or 52%, to approximately $8,064,900 for the 13-week period ended September 30, 2011, as compared to approximately $5,288,700 for the 13-week period ended September 24, 2010. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) an increase in distribution orders, (iii) the newly operating Canadian operation, (iv) growth in our recurring technology transaction revenue, and (v) new customers. The Canadian operation is similar to our United States fulfillment operation; however, all technology services are still performed and billed from the United States.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $2,347,100, or 59%, to approximately $6,339,800 for the 13-week period ended September 30, 2011, as compared to approximately $3,992,700 for the 13-week period ended September 24, 2010. As a percentage of revenues, cost of revenue amounted to approximately 79% of related revenues for the 13-week period ended September 30, 2011, as compared with approximately 75% for the 13-week period ended September 24, 2010. The increased cost of revenue and increase as a percentage of revenue resulted primarily from (i) increased order/ transaction volume, (ii) increased orders flowing through the Company’s North America distribution network, which has a lower gross margin, and (iii) the newly operating Canadian operation, which has a lower gross margin. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to increase revenue from technology, capitalize on the additional capacity and improve the efficiency of our Canadian operations.

Selling, general and administrative expense increased by approximately $428,700, or 37%, to approximately $1,584,800 for the 13-week period ended September 30, 2011 as compared to approximately $1,156,100 for the 13-week period ended September 24, 2010. The increase was primarily related to (i) increased sales and marketing costs related to a new sales and marketing program, which includes significant expense related to brand awareness, (ii) recruiting and travel expenses, and (iii) costs related to the implementation of the new warehouse management system. Management expects to continue to reinvest cash flow from operations into marketing efforts, which is expected to significantly increase leads and new customers.

The Company realized a profit from continuing operations before provision for income taxes of approximately $38,500 for the 13-week period ended September 30, 2011, compared with a profit from continuing operations before provision for income taxes of approximately $19,800 for the 13-week period ended September 24, 2010.

Income tax expense was approximately $21,200 for the 13-week period ended September 30, 2011 compared to an income tax expense of approximately $11,200 for the 13-week period ended September 24, 2010. Differences between the effective tax rate used for 2011 and 2010, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 30, 2011 the Company had federal and state net operating loss carry-forwards totaling approximately $4,000,000, which begin to expire in 2018. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic income per share from continuing operations for the 13-week period ended September 30, 2011 was $0.00 per weighted average share, compared with a basic income of $0.00 per weighted average share for the 13-week period ended September 24, 2010.

For the 39-week period ended September 30, 2011 compared to the 39-week period ended September 24, 2010

Revenues increased approximately $6,526,700, or 42%, to approximately $21,905,400 for the 39-week period ended September 30, 2011, as compared to approximately $15,378,700 for the 39-week period ended September 24, 2010. The increase in revenue primarily related to (i) continued growth in order/transaction volume, (ii) an increase in distribution orders, (iii) the newly operating Canadian operation, (iv) growth in our recurring technology transaction revenue, and (v) new customers. The Canadian operation is similar to our United States fulfillment operation; however, all technology services are still performed and billed from the United States.

Cost of revenues, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $5,627,800, or 48%, to approximately $17,313,600 for the 39-week period ended September 30, 2011, as compared to approximately $11,685,800 for the 39-week period ended September 24, 2010. As a percentage of revenues, cost of revenue amounted to approximately 79% of related revenues for the 39-week period ended September 30, 2011, as compared with approximately 76% for the 39-week period ended September 24, 2010. The increased cost of revenue and increase as a percentage of revenue resulted primarily from (i) increased order/transaction volume, (ii) increased orders flowing through the Company’s North America distribution network, which has a lower gross margin, and (iii) the newly operating Canadian operation, which has a lower gross margin. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase. Management expects the percentage of cost of revenue to revenue to decrease as sales increase and we are able to increase revenue from technology, capitalize on the additional capacity and improve the efficiency of our Canadian operations.

Selling, general and administrative expense increased by approximately $917,800, or 28%, to approximately $4,170,800 for the 39-week period ended September 30, 2011 as compared to approximately $3,253,000 for the 39-week period ended September 24, 2010. The increase was primarily related to (i) increased sales and marketing costs related to a new sales and marketing program, which includes significant expense related to brand awareness, (ii) recruiting and travel expenses, and (iii) costs related to the implementation of the new warehouse management system. Management expects to continue to reinvest cash flow from operations into marketing efforts, which is expected to significantly increase leads and new customers.

The Company realized a profit from continuing operations before provisions for income taxes of approximately $110,100 for the 39-week period ended September 30, 2011, compared with a profit from continuing operations before provisions for income taxes of approximately $82,900 for the 39-week period ended September 24, 2010.

Income tax expense was approximately $65,300 for the 39-week period ended September 30, 2011 compared to an income tax expense of approximately $37,600 for the 39-week period ended September 24, 2010. Differences between the effective tax rate used for 2011 and 2010, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of September 30, 2011 the Company had federal and state net operating loss carry-forwards totaling approximately $4,000,000, which begin to expire in 2018. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic income per share from continuing operations for the 39-week period ended September 30, 2011 was $0.00 per weighted average share, compared with basic loss of $0.00 per weighted average share for the 39-week period ended September 24, 2010.

Critical Accounting Policies and Estimates

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation on deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made, as information is available. Management believes that these estimates are reasonable and these estimates have been discussed with the audit committee; however, actual results could differ from these estimates.

Revenue Recognition

There are multiple components in our TotalCommerce solution, which are sold through a master agreement where each individual component is priced separately and distinctly from the other components, based on market prices at which we sell those services individually. The client is able to choose which services it wishes to purchase. The separate components can be added or deleted at any time during the contract period at pre-determined prices. We have past history of selling each component separately to establish the market price of each component.

Software development services include activation, e-commerce site development, application and e-commerce site enhancements, consulting services and other development activities. Additional technology revenue is derived from help desk support, maintenance, general support, active monitoring and training.

Revenue from software development and technology services is recognized as services are provided or on the percentage of completion method for those arrangements with specified milestones. The percentage of completion is based on labor hours incurred to total labor hours expected to be incurred. Additional technology revenues are either paid monthly or on an annual basis. If paid on an annual basis, the revenue is recognized ratably over the year, and if paid on a monthly basis, the revenue is recognized in the month in which the service was provided.

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

We have established vender specific objective evidence for the individually priced components in our contracts through the use of the market as each component in our contracts is sold both as a package and individually with the same pricing. For any component delivered for which vender specific objective evidence (“VSOE”) is not available, we use the residual method. When applying the residual method, VSOE of fair value is allocated to each of the undelivered components and the remaining consideration is allocated to the delivered components.

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

During the 39-week period ended September 30, 2011, sales to two customers amounted to approximately $18,776,700, and during the 39-week period ended September 24, 2010, sales to one customer amounted to approximately $12,951,200, respectively, or 86% and 84% of total revenues, respectively. Accounts receivable from these same customers at September 30, 2011 amounted to approximately $1,225,858, or approximately 49% of total accounts receivable. Accounts receivable from the same customer at September 24, 2010 amounted to approximately $995,300, or approximately 60%, of total accounts receivable. One of the two customers is a large international company with more than one hundred brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on managements’ review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $140,000 and $60,000 is considered necessary as of September 30, 2011 and December 31, 2010, respectively. Although management believes that accounts receivable are recorded at their net realizable value, a 10% decline in historical collection rate would increase the current bad debt expense for the period ended September 30, 2011 by approximately $10,000. We do not accrue interest on past due receivables.

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

During the 39-week period ended September 30, 2011, the Company refinanced its loan with Moriah and as part of our amended Moriah agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share. The Company then retired these shares. As part of the amended agreement, the Company also issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium related to the refinancing of the loan obtained from Moriah. Moriah has the option, at March 31, 2012, to retain the collateral shares or return the shares to Jagged Peak for the redemption premium of $170,000.

The Company accounted for these shares in accordance with the guidance established by FASB ASC 480 as a reclassification of the value of the shares from permanent to temporary equity.

EBITDA

EBITDA for the 39-week period ended September 30, 2011 was approximately $808,300 compared to approximately $681,700 in the comparable period of the prior year. The increase in the EBITDA directly relates to the increase in sales compared to 2010. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes, if applicable, the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 39-weeks ended
	September 30, 2011	September 24, 2010
Net profit as reported	$44,800	$45,300
Income tax expense	65,300	37,600
Interest expense	315,800	345,800
Depreciation and amortization	382,400	253,000

EBITDA	$808,300	$681,700

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, the Company had approximately $1,564,900 of negative working capital and had cash and cash equivalents of approximately $209,600, compared with approximately $232,600 of negative working capital and approximately $550,800 of cash and cash equivalents at December 31, 2010. The decrease in working capital is primarily the result of the reclassification of the debt that was refinanced with Moriah Capital L.P. with a new maturity date of March 31, 2012, which was previously classified as long term and which is now classified as current.

During the 39-week period ended September 30, 2011, cash decreased by approximately $341,200. During the 39-week period ended September 30, 2011, there was negative cash flow from operations, which included non-cash expenses of (i) approximately $382,400 related to depreciation and amortization, and (ii) approximately $79,600 related to the amortization of debt cost. In addition, there was approximately $830,900 used by investing activities for the purchase of fixed assets and the development of software, approximately $582,600 was used by operations for the increase in account receivables and work in process, approximately $95,400 was used by operations for the decrease in accounts payable, and accrued salaries both primarily related to the increase in sales, and approximately $500,800 was provided by financing activities from the proceeds of notes payable and the revolving note. Management expects to maintain positive cash flow from operations going forward, except in periods when the accounts receivable and work in process balances significantly increase based on revenue growth.

In December 2009, the Company entered into a Loan and Security agreement and a Secured Revolving Note with Moriah Capital, L.P., a Delaware Limited Partnership (“Moriah” and the “Closing”), whereby we agreed to a Secured Revolving Term Note (the “Note”) with one million five hundred thousand dollars ($1,500,000) availability based on certain criteria. The loan was based on the Company’s accounts receivable and was advanced at a rate of 85% of eligible receivables, in addition to other collateral. The interest rate of the Note was six percent (6%) above prime with a floor of eleven percent (11.0%) and was paid on a monthly basis. The loan is secured by all of the Company’s assets. The entire principal was payable in March of 2011. The proceeds from the Note were used to extinguish loans of the Company and provided the necessary working capital to accelerate the Company’s growth initiatives. A portion of the Note is secured by the Jagged Peak common stock held by certain stockholders of the Company.

In March 2011, the Company entered into an amended Loan and Security Agreement with Moriah, whereby we agreed to amend and extend the Term Note (the “Note”) in the principal amount of one million five hundred thousand dollars ($1,500,000). The new interest rate of the Note is six percent (6%) above prime with a floor of ten percent (10%) and is paid on a monthly basis. There are no monthly principal payments; a final balloon payment of $1,500,000 is due in March of 2012. The balance of the terms remains unchanged. In addition to the collateral provided by the Company, a portion of the Note is secured by the Jagged Peak common stock held by certain stockholders of the Company, which could cause a change of control if the Company was to default on the loan.

Management expects to obtain additional financing or an equity infusion to make the final payment to Moriah, due in March of 2012. The current principal balance is $1,500,000. Based on the cash flow from operations and the Company’s past history, management believes it will be able to find conventional financing with reasonable terms. If the Company is unable to obtain the necessary financing from a conventional bank, it is highly likely that the current shareholders would be significantly diluted if the Company was required to refinance the debt with additional convertible debt at the current market price of the stock. Management has not yet explored refinancing options.

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

SEASONALITY

Historically, the Company’s revenues and profitability have been subject to moderate quarterly seasonal trends. The first quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest. Typically, this pattern has been the result of factors such as national holidays, customer demand and economic conditions. Additionally, significant portions of the Company’s revenues are from clients whose business levels are impacted by holiday season transaction volume and the economy.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of September 30, 2011 our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

(b)	Changes in Internal Control over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2011 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated November 11, 2011

31.2	Certification of the Chief Operations Officer dated November 11, 2011

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated November 11, 2011

32.2	Certification of the Chief Operations Officer, pursuant to 18 U.S.C. section 1350, dated November 11, 2011

Exhibit 101.1 Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 11, 2011
Paul B. Demirdjian	Date
Chief Executive Officer
(Principal Executive Officer)

/s/ Dan Furlong	November 11, 2011
Dan Furlong	Date
Chief Operations Officer
(Principal Financial Officer)