Form 10-K
period 2011-12-30
JAGGED PEAK, INC.
filed 2012-03-29
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by non-affiliates of the registrant was $2,991,524, based on a closing price of $0.25 per share, the registrant’s common stock on July 1, 2011.

There were 16,305,961 shares of the registrant’s common stock outstanding as of March 28, 2012.

Jagged Peak, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 30, 2011

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

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing Enterprise e-Commerce technology and related fulfillment services. The Company’s flagship product, EDGE (Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

Jagged Peak continues to market TotalCommerce™, an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a North American network of fulfillment centers; back office program management; and a range of online marketing services.

Jagged Peak operates two fulfillment warehouses in Florida and has a network of 16 independently owned fulfillment warehouses throughout North America that enables its clients to provide faster delivery service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

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

INDUSTRY OVERVIEW

According to most market indicators, e-commerce sales continue to grow at a rapid pace. Many industry analysts predict strong e-commerce growth rates to continue in the U.S., with even higher expected growth rates in European and Asia-Pacific markets. There are a number of growth factors to be considered: (i) continued adoption of the Internet as a means of commerce; (ii) increased users of high speed internet connections, which enables sellers to create more interactive and customer specific web portals; (iii) the convenience of buying products online and the ability to have products delivered to the customer’s destination of choice; (iv) enhancements to online store functionality, enabling the customer additional purchase options, as well as sellers to quickly take advantage of market fluctuations through immediate price changes and adjustments to sales promotions; (v) improved sellers tracking of customer buying habits and Internet activity, which enables them to focus marketing efforts and costs on the ideal customer group; and (vi) increased emphasis by sellers on their online businesses.

Despite the fact that large companies have become more reliant on sophisticated software applications to run their businesses, many enterprises have been dissatisfied with the return on their investments. Deploying and maintaining new business applications has taken them more time, effort and costs than anticipated. Most companies today have a variety of order management systems, which are segregated based on different channels, verticals, and/or lines of business. Each system typically has different workflows and order cycles to accomplish the requirements of the business. This leads to a lack of visibility into customer interactions across the enterprise, and an inability to optimize orders across multiple order systems. For most companies, managing order-to-delivery is largely a manual process that requires numerous staff to pull information from multiple systems and coordinate order fulfillment with suppliers and logistics providers using phone, fax, e-mail, and Electronic Data Interchange (EDI) messages. These manual systems are expensive to manage, error-prone, not scalable, and typically break down under the real-time demands and compressed business cycles of today’s environment.

COMPETITIVE ADVANTAGES

The Company provides a suite of services to help businesses worldwide grow their revenues and avoid the costs and risks associated with running a global technology operation in-house. The Company provides vertically integrated e-commerce solutions that include e-commerce, order management, CRM, digital and physical product fulfillment, e-mail marketing and business process automation. At the core of these services is the Company’s proprietary EDGE software. The EDGE application provides a complete multi-channel, multi-distribution center, multi-enterprise, highly functional software solution that can be deployed in minimal time, requires a lower upfront purchase cost or activation fee, and is easy to use and maintain. As a result, Jagged Peak believes it is able to deliver a complete enterprise commerce management software solution faster and at a lower cost than the competition. Jagged Peak offers its clients an end-to-end web based order management software solution that has a compelling return-on-investment proposition that is the result of an attractive and flexible transaction-based pricing model coupled with reduced implementation requirements. The Company believes its EDGE application maintains additional advantages relative to the competition such as complete web-native architecture, platform or vendor independence, highly scalable solution, role-based hierarchical security, real-time order visibility and ease of use. We believe that we are uniquely positioned to assist our clients to accelerate and manage their growth.

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

Fulfillment Services

Jagged Peak offers customers a complete turnkey solution, if desired, which can include both physical and digital fulfillment services through warehouses across North America. EDGE is used for our fulfillment, which includes reporting, warehouse optimization, order fulfillment, return authorizations, back order processing, and full transaction auditing capabilities.

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

PERSONNEL

At December 30, 2011, the Company had 126 full time employees. At this time, none of the Company’s employees is covered by a collective bargaining agreement. The Company recognizes its employees as one of its most valuable asset and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of our clients.

RISK MANAGEMENT

The Company maintains general liability, errors and omissions, property, property of others and workers’ compensation insurance. The Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

CORPORATE INFORMATION

Compass Marketing Services, Inc. (“Compass”), a Florida corporation, was formed in 1990. On August 22, 2000, Compass merged with IBIS Business Internet Solutions, Inc., a Florida corporation, in a merger of equals and changed its name to Jagged Peak, Inc. In July 2005, Jagged Peak, Inc. completed a reverse merger with a subsidiary of Absolute Glass Inc., which was incorporated in Nevada in November of

1999. Absolute Glass, Inc. subsequently amended its articles of incorporation and changed its name to Jagged Peak, Inc. (the “Company”). The Company’s principal executive offices are located at 3000 Bayport Drive, Suite 250, Tampa, Florida 33607. The telephone number is (813) 637-6900 and the Internet website address is www.JaggedPeak.com.

Item 1A.	Risks Factors

OUR ABILITY TO COMPETE AND PURSUE STRATEGIC ALTERNATIVES COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete and pursue strategic alternatives effectively could be harmed. Litigation may be necessary to enforce our intellectual property rights. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse affect on our business, operating results and financial condition.

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

RECENT GLOBAL TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily through limiting our access to credit, our ability to refinance debt and disrupting our customers’ businesses, which are heavily dependent on retail and e-commerce transactions. Although we currently believe that we will be able to obtain the necessary financing in the future, there is no assurance that these institutions will be able to loan us the necessary capital, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States economy or other national economies important to our businesses may adversely affect our customers’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

OUR LIMITED OPERATING HISTORY

The Company is in the expansion stage and accordingly, the Company’s business is subject to the risks inherent in the transition to a mature business. Failure by the Company to develop the ability to consistently provide high quality products and services to its clients would have a material adverse effect on the Company’s business, operating results and financial condition. To address these risks, the Company must, among other things, respond to competitive developments, attract and motivate qualified personnel, develop market acceptance for its products, establish effective distribution channels, effectively manage growth and continue to improve its proprietary technologies and successfully commercialize products incorporating such technologies. In addition, the Company’s limited operating history makes forecasting difficult.

OUR OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR STOCK AND INVESTORS HAVE A LIMITED VOICE IN OUR MANAGEMENT

The Company’s executive officers and directors and their affiliates together control more than 70% of the Company’s voting shares outstanding. As a result, these stockholders, if they act together, will be able to control all matters requiring the Company’s stockholders’ approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, and could deprive the Company’s stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets.

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE

Jagged Peak had a net loss of approximately $250,000 for the fiscal year ended December 30, 2011; and had a net profit of approximately $113,100 for the fiscal year ended December 31, 2010. There can be no assurance that the Company will not incur losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or operate profitably.

WE ARE DEPENDENT ON A SMALL NUMBER OF CLIENTS FOR A LARGE PORTION OF OUR SALES AND A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE WOULD CAUSE OUR REVENUE TO DECLINE SUBSTANTIALLY

Sales to one of our clients accounted for approximately 83% of our revenue in 2011, and approximately 85% in 2010. Contracts with our clients are generally two to three years in length. If any key contract is not renewed or otherwise terminates, particularly this contract, or if revenues from this or other key clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to obtain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and at the same time develop new client relationships.

COMPETITION

Competition in the market for providing transaction management software is intense. The Company’s software products face competition from many larger, more established companies. In addition, other companies could seek to introduce competing products or services and increased competition could result in a decrease in the price charged by the Company’s competitors for their products and services or reduce demand for the Company’s products and services, which would have a material adverse effect on the Company’s business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully with its existing or potential competitors, which may have substantially greater financial, technical, and marketing resources, longer operating histories, greater name recognition or more established relationships in the industry than the Company. If any of these competitors provides competitive software products and services to the marketplace in the future, the Company cannot be sure that it will have the resources or expertise to compete successfully.

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

NEED FOR FURTHER PRODUCT ENHANCEMENTS

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

INTERNATIONAL OPERATIONS

In the normal course of business, the Company may enter into contractual relationships with companies located worldwide. Accordingly, the Company may be subject to general geopolitical risks in connection with some of its contracts, such as political, social and economic instability, changes in diplomatic and trade or business relationships and other factors beyond the Company’s control. There can be no assurance that such factors will not impact the Company’s operations in the future.

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

INTERRUPTION OF BUSINESS DUE TO INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. The U.S. economy in general is being adversely affected by terrorist activities and potential activities. Any economic downturn could adversely impact the Company’s results of operations, impair the Company’s ability to raise capital or otherwise adversely affect the Company’s ability to grow the business. It is impossible to predict how this may affect the Company’s business or the economy in the U.S. and in the world, generally. In the event of further threats or acts of terrorism, the Company’s business and operations may be severely and adversely affected or destroyed.

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

DEPENDENCE ON KEY MANAGEMENT; LOSS OF KEY MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATIONS

The Company’s success depends in part upon retaining the services of certain executive officers, software developers and other key employees. In addition, because of the Company’s growth, the Company is also dependent on its ability to recruit, retain and motivate personnel with technical, marketing, sales and managerial skills. If the Company loses key personnel or is unable to recruit qualified personnel, the ability to manage the day-to-day aspects of the business will be weakened. The Company’s operations and prospects depend in large part on the performance of the senior management team. The loss of the services of one or more members of the senior management team could have a material adverse effect on the business, financial condition and results of operation. Because the senior management team has exceptional experience with the Company and in the industry, it would be difficult to replace them without adversely effecting the Company’s business operations.

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

IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURITY AND PURCHASE AGREEMENT, OUR LENDER COULD TAKE POSSESSION OF ALL OUR ASSETS

In connection with our new credit facility with Fifth Third Bank (“Fifth Third”), we granted to Fifth Third a first priority security interest in all of our assets. The loan agreement provides that upon the occurrence of an event of default under the agreement, Fifth Third shall have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. Any attempt by Fifth Third to foreclose on our assets could likewise cause us to curtail our current operations. The new credit facility contains customary covenants, including, among other things, the maintenance of certain minimum EBITDA levels and fixed coverage ratios. Our ability to satisfy the financial covenants related to our existing or future indebtedness can be affected by events beyond our control, and there is a risk that we will not meet those covenants. A breach of any such covenants could result in a default under our credit facility or under any other debt instrument that we may enter into in the future.

OUR BUSINESS IS SUBJECT TO ONLINE SECURITY RISKS, INCLUDING SECURITY BREACHES

Our businesses involve the storage and transmission of users’ proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. An increasing number of websites, including several other large Internet companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed and we could lose users. A party that is able to circumvent our security measures could misappropriate our or our users’ proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. Data security breaches may also result from non-technical means, for example, actions by a suborned employee.

Our clients and their customers may authorize us to bill their payment card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication to effectively secure transmission of confidential information, including customer payment card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in the technology used by us to protect transaction data being breached or compromised.

Under payment card rules and our contracts with our card processors, if there is a breach of payment card information that we store, we could be liable to the payment card issuing banks for their cost of issuing new cards and related expenses. In addition, if we fail to follow payment card industry security standards, even if customer information has not been compromised, we could incur significant fines or lose our ability to give customers the option of using payment cards to fund their payments or pay their fees. If we were unable to accept payment cards, our businesses would be seriously damaged.

Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have, in certain instances, made all or portions of our websites unavailable for periods of time. Security breaches, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., our clients and third-party service providers) that result in the unauthorized release of users’ personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

The Company’s executive offices are located in 12,000 square feet of leased office space located at 3000 Bayport Drive, Suite 250, Tampa, Florida 33607. Monthly rent expense is approximately $24,000 under a lease that expires January of 2015.

In addition, the Company leases approximately 93,000 square feet of warehouse space at 1701 3rd Ave. South, St. Petersburg, Florida. The monthly rent expense is approximately $31,000 per month under a lease that expires in July 2021. The lease agreement is between Jagged Peak and Ridge Rock Partners, LLC,, a group of investors, including officers of Jagged Peak, Paul Demirdjian, Vincent Fabrizzi, and former Jagged Peak officer, Andrew Norstrud. Ridge Rock Partners purchased the building from the bank that had taken ownership of the building from the previous landlord. The terms of the lease are substantially the same as the terms of the Company’s prior lease with its former landlord.

On August 1, 2011, the Company entered into a six-month lease of approximately 36,000 square feet of warehouse space at 3001 Gateway Center Parkway, Pinellas Park, Florida 33782. Monthly rent is approximately $15,000 per month until January 31, 2012, after which the Company becomes a month-to-month tenant at a rate of $15,000 per month.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 30, 2011 (no longer includes the Pinellas Park warehouse lease):

Year Ending	Minimum Rental Payments
2012	$625,400
2013	642,300
2014	665,400
2015	686,700
2016	453,600
Thereafter	$1,960,800

Total	$5,034,200

The Company believes the facilities are in reasonable condition, the correct size, adequately insured and adequately provide for the Company’s immediate and foreseeable needs.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC bulletin board under the symbol “JGPK.” The table below sets forth the high and low bid prices for the Company’s common stock for the quarters within 2010 and 2011. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period			High	Low
December 26, 2009	-	March 26, 2010	$0.15	$0.08
March 27, 2010	-	June 25, 2010	$0.10	$0.05
June 26, 2010	-	September 24, 2010	$0.08	$0.07
September 25, 2010	-	December 31, 2010	$0.40	$0.07
January 1, 2011	-	April 1, 2011	$0.14	$0.07
April 2, 2011	-	July 1, 2011	$0.26	$0.12
July 2, 2011	-	September 30, 2011	$0.36	$0.20
October 1, 2011	-	December 30, 2011	$0.75	$0.20

The Company had approximately 82 stockholders of record as of March 28, 2012. The Company has never paid cash dividends on the Company’s common stock. The Company intends to keep future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

In 2011, the Company’s Board of Directors granted stock option awards to 5 officers to purchase up to 2,150,000 shares of Jagged Peak common stock with an exercise price of $0.13 per common share, which also approximates the fair market value of the common stock on date of grant and an aggregate market value of approximately $268,750. The options have a term of five years and vest ratably on a monthly basis over a one year period. The grant of the options was exempt from the registrations provisions of the Securities Act of 1933, as amended because it was a private offering under Section 4(2) thereof.

In 2011, and as part of the 2009 financing agreement, Moriah Capital L.P. (“Moriah”) put 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share. The Company also issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium related to the 2011 amendment to the Moriah agreement. The issuance of these shares was exempt from the registrations provisions of the Securities Act of 1933, as amended because it was a private offering under Section 4(2) thereof. The value of the shares was approximately $90,000 based on the closing market price of the common stock $0.09 on March 25, 2011. Moriah has the option, at March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000.

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

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing Enterprise e-Commerce technology and related fulfillment services. The Company’s flagship product, EDGE (Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

Jagged Peak continues to market TotalCommerce™, an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a North American network of fulfillment centers; back office program management; and a range of online marketing services.

Jagged Peak operates two fulfillment warehouses in Florida and has a network of 16 independently owned fulfillment warehouses throughout North America that enables its clients to provide faster delivery service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the periods ended December 30, 2011 and December 31, 2010 consisted of 52 and 53 weeks, respectively.

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

Revenue Recognition

There are multiple components in our TotalCommerce™ solution, which are sold through a master agreement where each individual component is priced separately and distinctly from the other components, based on market prices at which we sell those services individually. The client is able to choose which services it wishes to purchase. The separate components can be added or deleted at any time during the contract period from pre-determined prices. We have past history of selling each element separately to establish the market price of each element.

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

Change in Accounting Estimate

Effective October 1, 2011, the Company changed its estimate of the useful life of its capitalized software (which is amortized on a straight-line basis) from three years to seven years. This change in estimate resulted from the evaluation of the life cycles of the Company’s developed software and the conclusion that its software products consistently have a longer life than previously estimated. We believe that this change in estimate more accurately reflects the productive life of these assets. The change in useful life has been accounted for as a change in accounting estimate on a prospective basis from October 1, 2011.

As a result of the change in the estimated life of capitalized software, profit before tax and net profit were approximately $64,000 and $40,000 higher, respectively, for both the fourth quarter and the full year ended December, 30 2011. The per-share effect of this change is $0.00.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivable.

Cash is maintained with two major financial institutions in the United States and Canada. Deposits with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Sales to a single, multi-national customer with several brands amounted to approximately $25,458,300 or approximately 83% of total revenue and amounted to approximately $18,977,600 or approximately 85% of total revenue during the 52-week period ended December 30, 2011 and the 53-week period ended December 31, 2010, respectively. Accounts receivable from this customer was approximately $1,892,000, or approximately 61% of total accounts receivable and approximately $1,517,800 or approximately 78% of total accounts receivable at December 30, 2011 and December 31, 2010, respectively. The risk of this concentration is mitigated as the deferred revenue and customer deposits from this customer at December 30, 2011 and at December 31, 2010 was approximately $1,500,000 and $525,000, respectively. This customer is a large international company with more than one hundred brands and the Company continues to expand its services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $298,000 and $60,000 is considered necessary as of December 30, 2011 and December 31, 2010, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

Put Options

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. The Company accounted for these shares as a reclassification of the value of the shares from permanent to temporary equity. In 2011, Moriah put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share.

In 2011, we amended the Moriah loan, and as part of our amended agreement, we issued 1,000,000 restricted common shares to Moriah as collateral for the redemption premium. Moriah has the option, at March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000.

RESULTS OF OPERATIONS

For the 52-week period ended December 30, 2011 compared to the 53-week period ended December 31, 2010.

The following table summarizes selected financial data of the Company:

	2011	2010	Change	Percent
Net revenue	$30,534,000	$22,224,500	$8,309,500	37%
Cost of revenue	24,808,600	17,016,100	7,792,500	46%

Gross profit	5,725,400	5,208,400	517,000	10%

Selling, general and administrative expenses	5,674,500	4,525,200	1,149,300	25%

Income from operations	$50,900	$683,200	$(632,300)	(93%)

The following table sets forth the Company’s capitalization as of December 30, 2011. The table should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Form 10-K filing.

Total current liabilities	$7,818,700
Long-term liabilities	0
Temporary equity – Common stock, subject to put rights 1,000,000 shares	170,000
Common stock; $.001 par value; 70,000,000 shares authorized; 16,305,961 shares issued and 16,183,470 outstanding at December 30, 2011	16,400
Additional paid-in capital	3,518,900
Treasury stock, 122,491 shares	(9,000)
Accumulated deficit	(3,388,300)

Total stockholders’ equity	138,000

Total liabilities and stockholders’ equity	$8,126,700

For the 52-week period ended December 30, 2011 compared to the 53-week period ended December 31, 2010.

Net revenues increased approximately $8,309,500, or 37%, to approximately $30,534,000 for the 52-week period ended December 30, 2011, as compared to approximately $22,224,500 for the 53-week period ended December 31, 2010. The increase in revenue was primarily related to (i) continued growth in order/transaction volume, (ii) an increase in distribution orders, (iii) the newly operating Canadian operation, (iv) growth in our recurring technology transaction revenue, and (v) new customers. The Canadian operation is similar to our United States fulfillment operation; however, all technology services are still performed and billed from the United States.

Cost of revenue, which consists primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $7,792,500, or 46%, to approximately $24,808,600 for the 52-week period ended December 30, 2011, as compared to approximately $17,016,100 for the 53-week period ended December 31, 2010. As a percentage of revenues, cost of revenue amounted to approximately 81% of related revenues for the 52-week period ended December 30, 2011, as compared with approximately 77% for the 53-week period ended December 31, 2010. The increased cost of revenue and increase as a percentage of revenue resulted primarily from (i) increased order/transaction volume, (ii) increased orders flowing through the Company’s North America distribution network, and (iii) the newly operating Canadian operation, which has a lower gross margin than the U.S. operation. Executive management continues to change the infrastructure and production methods, and to develop technology enhancements to enable the Company to continue to increase productivity without significant additional resources and to allow the Company to better capitalize on economies of scale as revenues increase.

Selling, general and administrative expense increased by approximately $1,149,300, or 25%, to approximately $5,674,500 for the 52-week period ended December 30, 2011 as compared to approximately $4,525,200 for the 53-week period ended December 31, 2010. The increase was primarily related to (i) increased sales and marketing costs related to a new sales and marketing program, which includes significant expense related to brand awareness, (ii) recruiting and travel expenses, and (iii) costs related to the implementation of the new warehouse management system. Management expects to continue to reinvest cash flow from operations into marketing efforts, which is expected to significantly increase leads and new customers.

Interest expense decreased slightly from $473,900 in 2010 to $418,300 in 2011 due primarily to a decrease in amortized debt issuance costs. The Company expects its interest expense to decrease in 2012 due to its new lower cost credit facility.

Pre-tax net loss was $362,200 for 2011 compared to pre-tax net income of $196,800 for 2010 as a result of the above-mentioned items.

The income tax benefit was approximately $112,200 for the 52-week period ended December 30, 2011 compared to an income tax expense of approximately $83,700 for the 53-week period ended December 31, 2010. Differences between the effective tax rate used for 2011 and 2010, as compared to the U.S. Federal and State statutory rate, are primarily due to permanent differences. As of December 30, 2011, the Company had federal and state net operating loss carry-forwards totaling approximately $4,300,000, which begins to expire in 2018. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

Basic loss per share from continuing operations for the 52-week period ended December 30, 2011 was $0.02 per weighted average share, compared with a basic income of $0.01 per weighted average share for the 53-week period ended December 31, 2010. This was based on 16,197,003 and 16,020,961 weighted average common shares outstanding for the 52-week period ended December 30, 2011 and the 53-week period ended December 31, 2010, respectively.

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

EBITDA

EBITDA for the 52-week period ended December 30, 2011 was approximately $523,332 compared to approximately $1,046,900 in the comparable period of the prior year. The decrease in the EBITDA directly relates to the increase in staffing compared to 2010. The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization costs. The Company also excludes the cumulative effect of a change in accounting principle, discontinued operations, and the impact of restructuring and other charges from the computation, if applicable. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the period ended
	December 30, 2011	December 31, 2010
Net profit (loss) as reported	$(250,000)	$113,100
Income tax expense (benefit)	(112,200)	83,700
Interest expense	418,300	473,900
Depreciation and amortization	467,200	376,200

EBITDA	$523,300	$1,046,900

Liquidity and Capital Resources

The Company’s primary cash needs consist of working capital, capital expenditures and debt service. The Company’s working capital needs depend upon the timing of collections from customers and payments to others as well as capital and operating lease payment obligations. Capital expenditures primarily relate to software enhancements and warehouse equipment. The Company reduces capital expenditure requirements by utilizing independent fulfillment warehouses.

Independent fulfillment warehouses typically provide their own equipment, which reduces capital investment requirements. For 2011, capital expenditures were $687,800. Capital expenditures for 2011 included $330,100 for warehouse equipment and $357,700 for the software enhancements. The Company currently expects net capital expenditures for 2012 to be approximately $600,000 as it continues with further software enhancements. Actual amounts could differ materially because of operating needs, growth needs, regulatory changes, covenants in our debt arrangements, other expenses, or other factors.

Debt service consists of interest payments on the outstanding balance of debt. On March 23, 2012, the Company entered into the Senior Credit Facility (the “Facility”) with First Third Bank. The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The proceeds of the Facility were used to repay all outstanding indebtedness and fees under the Moriah loan. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company’s assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the ability of the Company to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans.

The Company’s primary sources of liquidity for operations during the 2011 and 2010 periods have been cash flow from operations and borrowing availability under the Moriah loan. At December 31, 2011, we had $150,000 of borrowing availability under the Moriah loan. The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and other anticipated liquidity needs for the next twelve months. Anticipated debt maturity in 2014, and other unforseen events may require the Company to seek alternative financing, such as restructuring or refinancing long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under the debt agreement and the Company defaulted on obligations, its debt could be accelerated and assets might not be sufficient to repay in full all obligations.

Cash Flows

The following summarizes our cash flows for 2011 and 2010 as reported in our consolidated statements of cash flows in the accompanying consolidated financial statements:

	Year Ended December 31,
	2011	2010
Net cash provided by operating activities	$1,752,000	$517,200
Net cash used in investing activities	(687,800)	(539,700)
Net cash (used in) provided by financing activities	(72,700)	242,000

Net increase in cash	991,500	219,500

Cash at beginning of period	550,800	331,300

Cash at end of period	$1,542,300	$550,800

The company generated $1,752,000 and $517,200 in net cash provided by operating activities in 2011 and 2010, respectively. The increase in cash provided by operating activities in 2011, compared to 2010, was primarily due to a reduction in days sales outstanding and an increase in customer deposits.

Net cash used in investing activities in 2011 and 2010 was $687,800 and $539,700 respectively. Investing activities for 2011 included $330,100 for warehouse equipment and $357,700 for the software enhancements. We currently expect net capital expenditures for 2012 to be approximately $600,000 as we continue with further software enhancements.

Net cash used by financing activities was $72,700 in 2011 and provided by financing activities was $242,000 in 2010. In 2011, we redeemed shares held by our lender for $162,800 which was offset by the net borrowings of $100,000. In 2010, our net borrowings were $250,000.

In December 2009, the Company entered into a Loan and Security agreement and a Secured Revolving Note with Moriah Capital, L.P., a Delaware Limited Partnership (“Moriah” and the “Closing”), whereby we agreed to a Secured Revolving Term Note (the “Note”) with one million five hundred thousand dollars ($1,500,000) availability based on certain criteria. The loan was based on the Company’s account receivables and was advanced at a rate of 85% of eligible receivables, in addition to other collateral. The interest rate of the Note is six percent (6%) above prime with a floor of eleven percent (11.0%) and is paid on a monthly basis. The loan was secured by all of the Company’s assets. The entire Principal was payable in March of 2011. The proceeds from the Note were used to extinguish loans of the Company and provided the necessary working capital to accelerate the Company’s growth initiatives. A portion of the Note was secured by the Jagged Peak common stock held by certain stockholders of the Company.

In March 2011, the Company entered into an amended Loan and Security Agreement with Moriah Capital L.P., a Delaware limited partnership (“Moriah” and the “Closing”), whereby we agreed to extend the Term Note (the “Note”) in the principal amount of one million five hundred thousand dollars ($1,500,000). The new interest rate of the Note was six percent (6%) above prime with a floor of ten percent (10%) and was paid on a monthly basis. There were no monthly principal payments; a final balloon payment of $1,500,000 was due in March of 2012. The balance on the terms remain unchanged. A portion of the Note was secured by the Jagged Peak common stock held by certain stockholders of the Company, which could cause a change of control if the Company was to default on the loan.

On March 23, 2012, the Company entered into a Senior Credit Facility with Fifth Third bank (the “Facility”). The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The proceeds of the Facility were used to repay all outstanding indebtedness under our Moriah note payable, and to pay related fees and expenses. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company’s assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the ability of the Company to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans.

Borrowings under the Facility bear interest at a rate equal to an applicable margin of 3.00% plus LIBOR. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the average daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

The Company has embarked on marketing activities, upgrades to technology and increasing infrastructure that it believes will enhance cash flows and business opportunities in the future. In addition, the Company uses its two owned warehouses to provide a portion of its e-fulfillment services. When the Company outgrows the capabilities of these warehouse facilities, the Company may elect to outsource these additional fulfillment service arrangements to other warehouse services providers, or elect to add additional warehouse space. The Company’s current strategy has been to build a network of partner warehouses to fulfill the additional order requirements. If the Company elected to add additional warehouse space, we may need to obtain additional financing. There is no assurance that we will be able to obtain financing on terms favorable to the Company or successfully implement infrastructure growth strategies.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standard Board (“FASB”) revised the fair value measurement and disclosure requirements so that the requirements under GAAP and International Financial Reporting Standards (“IFRS”) are the same. The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

Consolidated Financial Statements

Jagged Peak, Inc.

For the Fiscal Years Ended December 30, 2011 and December 31, 2010

Report of Independent Registered Public Accounting Firm

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Jagged Peak, Inc.

We have audited the accompanying consolidated balance sheets of Jagged Peak, Inc. and Subsidiary (the Company) as of December 30, 2011 and December 31, 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the 52-week and 53-week periods then ended, respectively. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. and Subsidiary as of December 30, 2011 and December 31, 2010, and the results of their operations and cash flows for the 52-week and 53-week periods ended December 30, 2011 and December 31, 2010, respectively, in conformity with accounting principles generally accepted in the United States of America.

Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

March 29, 2012

Jagged Peak, Inc.

Consolidated Balance Sheets

	December 30, 2011	December 31, 2010
Assets
Current assets:
Cash	$1,542,300	$550,800
Accounts receivable, net of allowance for doubtful accounts of $298,000 and $60,000 at December 30, 2011 and December 31, 2010, respectively	2,825,700	1,878,700
Other receivables, net of allowance of $35,000 and $0 at December 30, 2011 and December 31, 2010, respectively	468,200	234,100
Work in process, net of allowance of $30,000 at December 30, 2011 and December 31, 2010	120,400	194,600
Deferred tax asset	423,000	290,000
Other current	358,400	397,100

Total current assets	5,738,000	3,545,300
Property and equipment, net of accumulated depreciation of $1,932,237 and $1,720,500 at December 30, 2011 and December 31, 2010, respectively	631,900	264,200
Other assets:
EDGE applications, net of accumulated amortization of $1,864,800 and $1,609,400 at December 30, 2011 and December 31, 2010, respectively	627,000	524,700
Deferred tax asset	1,129,800	1,151,500

Total long-term assets	2,388,700	1,940,400

Total assets	$8,126,700	$5,485,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$3,731,100	$2,433,700
Accrued payroll and bonuses	608,900	410,200
Other accrued expenses	67,400	104,600
Deferred rent	22,800	14,900
Deferred revenue and customer deposits	1,799,000	814,500
Notes Payable, current portion	1,350,000	0
Capital Lease	239,500	0

Total current liabilities	7,818,700	3,777,900
Long-term liabilities:
Long term debt	0	1,250,000

Total long-term liabilities	0	1,250,000
Temporary equity – Common stock, subject to put rights 1,000,000 and 775,000 shares at December 30, 2011 and December 31, 2010, respectively	170,000	162,800
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 30, 2011 and December 31, 2010
Common stock, $.001 par value; 70,000,000 shares authorized; 16,305,961 shares issued and 16,183,470 outstanding at December 30, 2011, 16,020,961 shares issued and 15,898,470 outstanding at December 31, 2010	16,400	16,100
Additional paid-in capital	3,518,900	3,426,200
Treasury Stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(3,388,300)	(3,138,300)

Total stockholders’ equity	138,000	295,000

Total liabilities and equity	$8,126,700	$5,485,700

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations

	52-Week Period Ended December 30, 2011	53-Week Period Ended December 31, 2010
Revenue	$30,534,000	$22,224,500
Cost of revenue	24,808,600	17,016,100

Gross profit	$5,725,400	$5,208,400

Selling, general and administrative expenses	5,674,500	4,525,200

Income from operations	$50,900	$683,200

Other (expense) income, net	5,200	(12,500)
Interest expense	(418,300)	(473,900)

Profit (loss) before tax expense (benefit)	$(362,200)	$196,800

Provision for income tax expense (benefit)	(112,200)	83,700
Net profit (loss)	$(250,000)	$113,100

Net income (loss) per common share	$(0.02)	$0.01

Weighted average number of common shares outstanding	16,197,003	16,020,961

Diluted income (loss) per common share	$(0.02)	$0.01

Weighted average number of common shares and common equivalent shares outstanding	16,197,003	16,030,527

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

52-Week Period Ended December 30, 2011 and 53-Week Period Ended December 31, 2010

	Common Stock		Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Total
	Shares	Amount
Balance, December 25, 2009	15,926,844	$16,000	$3,420,100	$0	$(3,251,400)	$184,700
Treasury Stock				(9,000)		(9,000)
Issuance of stock	94,117	100	900			1,000
Amortization of stock options			5,200			5,200
Net profit for the period					113,100	113,100

Balance, December 31, 2010	16,020,961	$16,100	$3,426,200	$(9,000)	$(3,138,300)	$295,000
Redemption of shares	(775,000)	(800)	800			0
Issuance of shares	1,000,000	1,000	169,000			170,000
Reclassified to temporary equity			(170,000)			(170,000)
Issuance of shares	60,000	100	14,900			15,000
Amortization of stock options			78,000			78,000
Net loss for the period					(250,000)	(250,000)

Balance, December 30, 2011	16,305,961	$16,400	$3,518,900	$(9,000)	$(3,388,300)	$138,000

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows

	52-Week Period Ended December 30, 2011	53-Week Period Ended December 31, 2010
Operating activities
Net profit (loss)	$(250,000)	$113,100
Adjustments to reconcile net profit (loss) to net cash provided by operating activities:
Depreciation and amortization	467,200	376,200
Amortization of debt costs	327,900	329,000
Stock option expense	78,000	5,200
Issuance of stock to lender for debt fees	15,000	0
Bad debt expense	400,100	55,800
Changes in:
Accounts receivable	(1,312,100)	(577,000)
Work in process	74,200	(130,600)
Other receivables	(269,100)	(3,100)
Deferred tax asset	(111,300)	82,000
Other assets	(119,200)	(122,500)
Accounts payable and accrued expenses	1,458,900	528,000
Deferred rent	7,900	(39,900)
Deferred revenue and customer deposits	984,500	(99,000)

Net cash provided by operating activities	1,752,000	517,200

Investing activities
Acquisition of property and equipment	(330,100)	(197,900)
Development of software - EDGE platform	(357,700)	(341,800)

Net cash used in investing activities	(687,800)	(539,700)
Financing activities
Treasury stock purchase	0	(9,000)
Proceeds from the issuance of stock	0	1,000
Payments to redeem shares held by lender	(162,800)	0
Payments made on capital lease	(9,900)	0
Proceeds from notes payable and bank notes	100,000	250,000

Net cash (used in) provided by financing activities	(72,700)	242,000

Net increase in cash	991,500	219,500
Cash, beginning of period	550,800	331,300
Cash, end of period	$1,542,300	$550,800

Supplemental disclosure of cash flow information and non-cash financing activities:
Equipment obtained through capital lease	$249,400	$0

Cash paid during the period for interest	$156,100	$138,000

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Notes to Audited Consolidated Financial Statements

52-Week Period Ended December 30, 2011 and 53-Week Period Ended December 31, 2010

1.	General Background Information

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing enterprise e-commerce technology and related fulfillment services. The Company’s flagship product, EDGE (Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

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

Jagged Peak operates two warehouses in Florida and has a network of 16 independently owned fulfillment warehouses throughout North America that enables its clients to provide faster delivery to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which are managed through technology provided by Jagged Peak, Inc.

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the period ended December 30, 2011 and the period ended December 31, 2010 consist of 52 and 53 weeks, respectively.

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

Software and Development Enhancements

Software and development enhancements expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the cost incurred until release to production are capitalized and were amortized over three-year useful life through September 30, 2011. Beginning on October 1, 2011, the Company amortized these costs over a seven-year useful life. There was approximately $358,000 capitalized during the 52-week period ended December 30, 2011 and there was approximately $341,800 capitalized during the 53-week period ended December 31, 2010. Amortization expenses related to capitalized software and charged to operations for the 52-week period ended December 30, 2011 and the 53-week period ended December 31, 2010 were approximately $255,000 and approximately $203,000, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand with high quality financial institutions. The Company considers all highly liquid instruments purchased with a remaining maturity of less than three months at the time of purchase as cash equivalents.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and cash equivalents and accounts receivables.

Cash is maintained with two major financial institutions in the United States and Canada. Deposits with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Sales to a single, multi-national customer with several brands amounted to approximately $25,458,300, or approximately 83% of total revenue and amounted to approximately $18,977,600 or approximately 85% of total revenue during the 52-week period ended December 30, 2011 and the 53-week period ended December 31, 2010, respectively. Accounts receivable from this customer was approximately $1,892,000, or approximately 61% of total accounts receivable, and approximately $1,517,800, or approximately 78% of total accounts receivable, at December 30, 2011 and December 31, 2010, respectively. The risk of this is mitigated as the deferred revenue and customer deposits from this customer at December 30, 2011 and at December 31, 2010 was approximately $1,500,000 and $525,000, respectively. This customer is a large international company with more than one hundred brands and we continue to expand our services to additional brands. The Company classifies all revenues from this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables the customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $298,000 and $60,000 is considered necessary as of December 30, 2011 and December 31, 2010, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset. For the 52-week period ended December 30, 2011 and the 53-week period ended December 31, 2010, there was no impairment of intangible assets.

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

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

Years
Furniture and equipment	3-7
Computer equipment and software	1-7
Warehouse equipment	3-10
Leasehold improvements	Lease term

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

Uncertain Tax Positions

The Company periodically assesses its tax positions taken for all open tax years and has not identified any uncertain tax positions. The Company is not subject to examination by taxing authorities for years prior to 2008.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, and management’s judgment as to the likelihood of profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2018.

Put Options and Temporary Equity

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. The Company accounted for these shares as a reclassification of the value of the shares from permanent to temporary equity. Pursuant to the 2010 amendment, Moriah put the 775,000 shares of common stock back to Jagged Peak at a fixed price of $0.21 per common share in March 2011.

In 2011, the Company amended its agreement with Moriah. The Company also issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium Moriah received related to the refinancing of the loan. Moriah has the option until March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000.

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

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. There were no recorded translation gains or losses for the 52-week period or the 53-week period ended December 30, 2011 and December 31, 2010. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

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

The weighted average number of shares was 16,197,003 and 16,020,961 for the 52-week period ended December 30, 2011 and for the 53-week period ended December 31, 2010, respectively. The diluted weighted average number of shares was 16,918,905 and 16,030,527 for the 52-week period ended December 30, 2011 and the 53-week period ended December 31, 2010, respectively.

Common stock equivalents for the 52-week period ended December 30, 2011 were anti-dilutive due to the net losses sustained by the Company during this period. Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended December 30, 2011 excludes approximately 751,902 shares that could dilute earnings in future periods.

Recently Issued Financial Accounting Standards

In May 2011, the Financial Accounting Standard Board (“FASB”) revised the fair value measurement and disclosure requirements so that the requirements under GAAP and International Financial Reporting Standards (“IFRS”) are the same. The guidance clarifies the FASB’s intent about the application of existing fair value measurements and requires enhanced disclosures, most significantly related to unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. The guidance is effective prospectively during interim and annual periods beginning after December 15, 2011. The Company does not anticipate that this adoption will have a significant impact on its financial position or results of operations.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Property and Equipment

Property and equipment consist of:

	December 30, 2011	December 31, 2010
Furniture and equipment	$127,200	$119,800
Computer equipment and software	1,284,200	1,052,800
Warehouse equipment	684,000	700,400
Leasehold improvements	205,700	111,700
Capital leases	263,100	0

Total property and equipment	2,564,200	1,984,700
Less accumulated depreciation	1,932,300	1,720,500

	$631,900	$264,200

Depreciation expense for the 52-week period ended December 30, 2011 and the 53-week period ended December 31, 2010 was approximately $211,800 and $173,100, respectively and is included in selling, general and administrative expenses.

4.	Other Assets

Other Current Assets includes capitalized debt costs of $91,700 and $76,300 for the 52-week period ended December 30, 2011 and the 53-week period ended December 31, 2010, respectively.

5.	Notes Payable and Secured Revolving Note

Notes payable consist of:

	December 30,2011	December 31, 2010
Moriah Note payable	$1,350,000	$1,250,000

Less current portion	1,350,000	0

Long-term portion of notes payable	$0	$1,250,000

Note Payable:

In December 2009, the Company entered into a Loan and Security agreement and a Secured Revolving Note with Moriah Capital, L.P., a Delaware Limited Partnership (“Moriah” and the “Closing”), whereby the Company agreed to a Secured Revolving Term Note (the “Note”) with one million five hundred thousand dollars ($1,500,000) availability based on certain criteria. The loan is based on the Company’s account receivables and is advanced at a rate of 85% of eligible receivables, in addition to other collateral. The interest rate of the Note is six percent (6%) above prime with a floor of eleven percent (11.0%) and is paid on a monthly basis. The loan is secured by all of the Company’s assets. The entire principal was payable in March of 2011. The proceeds from the Note were used to extinguish loans of the Company and provide the necessary working capital to accelerate the Company’s growth initiatives. A portion of the Note is secured by the Jagged Peak common stock held by certain stockholders of the Company.

In connection with the Loan and Security agreement, the Company executed a Securities Issuance agreement. Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the Company issued Moriah 775,000 shares of Jagged Peak common stock along with a put option to put the stock back to the Company at a fixed price of $0.21 per share. In March 2011, Jagged Peak purchased the 775,000 shares of common stock Moriah previously held for $162,800 and retired them.

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

In connection with the extension, the Company agreed to pay Moriah, a closing payment equal to $60,000 and other minor fees and 1,000,000 shares of Jagged Peak restricted common stock as collateral for the redemption premium. Moriah has the option until March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption premium of $170,000.

On March 23, 2012, the Company entered into a Senior Credit Facility (the “Facility”) with Fifth Third Bank. The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The proceeds of the Facility were used to repay all outstanding indebtedness under our Moriah note payable, and to pay related fees and expenses. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company’s assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the ability of the Company to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans.

Borrowings under the Facility bear interest at a rate equal to an applicable margin of 3.00% plus LIBOR. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

6.	Lease Commitments and Contingent Liabilities

The Company leases its facilities and certain equipment under operating leases with various terms. The following is a schedule, by year, of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 30, 2011:

Year Ending December
2012	$625,400
2013	642,300
2014	665,400
2015	686,700
2016	453,600
After	1,960,800

Total	$5,034,200

Rent expense amounted to approximately $749,100 and $662,900 for the 52-week period ended December 30, 2011 and the 53-week period ended December 31, 2010, respectively.

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not anticipate any of these matters or any matters in the aggregate to have a material adverse effect on the Company’s business or its financial position or results of operations.

7.	Income Taxes

Significant components of the provision for income taxes are as follows:

	Period Ended
	December 30,	December 31,
	2011	2010
Deferred tax expense (benefit)
Federal	$(99,200)	$92,800
State	(13,200)	10,400
Foreign	200	(19,500)

Expense (benefit) for income taxes	$(112,200)	$83,700

The Company’s Income tax expense in 2011 included the effect of the Company’s federal, state, and foreign tax benefits. Income taxes are based on the estimation of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Period Ended
	December 30,	December 31,
	2011	2010
Tax expense (benefit) at U.S. statutory rate	$(123,100)	$66,900
State income tax expense (benefit), net of federal expense (benefit)	(13,200)	10,400
Tax on foreign operations different from US rate	0	(6,600)
Effect of general non-deductible expenses	22,400	11,000
Other	(27,700)	0
Effect of amortization of employee stock option compensation	29,400	2,000

	$(112,200)	$83,700

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 30, 2011 and December 31, 2010 are as follows:

	December 30,	December 31,
	2011	2010
Current deferred tax assets:
Allowance for doubtful accounts	$125,300	$22,600
Work in process reserve	11,300	11,300
Net operating loss carryforward	263,400	220,000
Other	23,000	36,100

Total current deferred tax assets	423,000	290,000
Long-term deferred tax assets (liability):
Net operating loss carryforward	1,326,000	1,348,900
Intangibles	(196,200)	(197,400)

Total long-term deferred tax assets (liabilities)	1,129,800	1,151,500

Net deferred tax asset	$1,552,800	$1,441,500

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

As of December 30, 2011, the Company had US (federal and state) net operating loss carryforwards of approximately $4,300,000 to reduce future taxable income, which will expire between 2021 and 2029.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. There are no interest and penalties recognized in the statement of operations or accrued on the balance sheet.

8.	Stock Compensation

Overview

The Company’s 2005 Stock Incentive Plan, as amended in July 2008 (“the Plan”), authorizes the Board of Directors to grant options to purchase up to 5,000,000 shares of common stock to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the plan must be exercised within ten years of the date of grant. The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant. The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board of Directors determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan authorizes the Board of Directors to grant options to purchase up to 100,000 shares of common stock to any employee or consultant during any one calendar year for both incentive stock options and non-qualified stock options. Options may be granted to key employees, officers, directors, and consultants. Options granted under the plan must be exercised within ten years of the date of grant. The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but shall in no event be less than the par value of common stock. The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant. The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the committee determines that special circumstances warrant a lower exercise price.

Stock Option Awards

In 2010, the Company’s Board of Directors granted stock option awards to certain employees to purchase up to 400,000 shares of Jagged Peak common stock with an exercise price of $0.08 per common share and an aggregate market value of approximately $27,200. The options issued under this plan expired in 2011.

In 2011, the Company’s Board of Directors authorized stock option awards to certain officers to purchase up to 2,150,000 shares of Jagged Peak common stock with an exercise price of $0.13 per common share and an aggregate market value of approximately $268,750. The options have a term of five years and vest over a one year period.

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

The Company values the options at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2011: the historical dividend rate of 0%; the risk-free interest rate of approximately 1.84% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; an expected volatility of approximately 275% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being exercised prior to expiration or termination over the past five years.

The Company values the options at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2010: the historical dividend rate of 0%; the risk-free interest rate of approximately 1.35% for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years which was calculated based on the Company’s historical pattern of options granted are expected to be outstanding; an expected volatility of approximately 127% which was calculated by review of the Company’s historical activity as well as comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being exercised prior to expiration or termination over the past five years.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 25, 2009	2,357,840	$0.01-2.50	$0.70
Warrants and options granted	400,000	$0.08	$0.08
Warrants and options exercised	(94,117)	$0.01	$0.01
Warrants and options cancelled or expired	(1,162,941)	$0.25-1.28	$0.79

Outstanding at December 31, 2010	1,500,782	$0.01-2.50	$0.68
Options granted	2,150,000	$0.13	$0.13
Options exercised	(0)	$0	$0
Options cancelled or expired	(1,415,000)	$0.08-2.50	$0.50

Outstanding at December 30, 2011	2,235,782	$0.13	$0.13
Exercisable at December 30, 2011	1,607,700	$0.01-0.30	$0.13
Exercisable at December 31, 2010	1,100,782	$0.01-2.50	$0.68

The following table summarizes information about options outstanding and exercisable as of December 30, 2011:

	Outstanding Options			Exercisable Options and Warrants
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price
$0.01	10,782	38.9 years	$0.01	38.9 years	10,782	$0.01
$0.30	75,000	1.3 years	$0.30	1.3 years	75,000	$0.30
$0.13	2,150,000	1.3 years	$0.13	1.3 years	1,521,918	$0.13

As of December 30, 2011 and December 31, 2010, there were approximately 1,607,700 and 1,100,782 options exercisable at a weighted average exercise price of $0.13 and $0.68, respectively. The weighted average fair value of options at the date of grant of the options was approximately $0.13 and $0.07 for 2011 and 2010, respectively.

The following table represents our nonvested stock option activity for the years ended December 30, 2011 and December 31, 2010:

	Number of Options	Weighted Average Fair Value At Grant Date
Nonvested options - December 25, 2009	200,000	$0.25

Granted	400,000	$0.08
Vested	0
Forfeited	(200,000)	0.25

Nonvested options - December 31, 2010	400,000	$0.08

Granted	2,150,000	$0.13
Vested	(1,521,918)	0.13
Forfeited	(400,000)	0.13

Nonvested options - December 30, 2011	628,082	$0.13

There was an aggregate intrinsic value of approximately $271,000 for options outstanding at December 30, 2011, based on the Company’s closing stock price of $0.25 as of the last business day of the period ended December 30, 2011, which would have been received by the optionees had all options been exercised on that date. There was an aggregate intrinsic value of approximately $190,000 for options exercisable at December 30, 2011, based on the Company’s closing stock price of $.25 as of the last business day of the period ended December 30, 2011, which would have been received by the optionees had all options exercisable been exercised on that date.

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

There were no options exercised during the years ended December 30, 2011 and December 31, 2010.

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

Issuance of Common Stock

In March of 2011, the Company issued 1,000,000 shares of common stock, $0.001 par value per share, under a private sale for the redemption premium related to the refinancing agreement with Moriah. The shares were issued pursuant to the terms and conditions of the governing Securities Issuance Agreement. Moriah has the option, at March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption premium of $170,000.

10.	Related Party Transactions

In 2011, subsequent to the lease expiration and to ensure Jagged Peak’s ability to renew the warehouse lease under similar terms. Ridge Rock Partners, LLC, which is owned by a group of investors, including officers of Jagged Peak, purchased the building from the bank that had taken ownership of the building from the previous landlord. Ridge Rock Partners entered into a lease with Jagged Peak but did not make any substantial changes to the lease Jagged Peak previously had with its former landlord. Rent expense related to this lease agreement was approximately $170,000.

In 2011, certain executives and owners of the Company held a majority ownership share in an entity that was spun-off in 2010 and is now a variable interest of the Company, as detailed in the Variable Interest Entity disclosure.

11.	Variable Interest Entity

At December 30, 2011, the Company holds a variable interest in one entity for which it is not the primary beneficiary. To determine that the Company is not a primary beneficiary, qualitative and quantitative factors were considered. The Company does not have the power to direct activities of the VIE which most significantly impact the VIE’s economic performance. In addition, the Company does not have an obligation to absorb losses or the right to receive residual returns. Therefore, the Company is not required to consolidate the operations of this VIE.

The Company’s only VIE at December 30, 2011 is an independent entity that was a wholly owned subsidiary of the Company until it was spun off in 2010. At the date of the spin-off, each shareholder of the Company received 1/10th shares of the new entity per each Company share owned. As a result, the majority owners of the Company are also the majority owners of the variable interest entity.

The Company has less than a 1% ownership interest in the VIE. The Company is involved with this VIE as a non-controlling interest. The Company’s primary support of the VIE in 2011 was to subsidize a portion of the VIE’s operating costs until the VIE’s revenues increase or raise sufficient capital to fund its operations. The Company’s maximum exposure to loss as a result of our involvement with this unconsolidated VIE is limited to the amount the Company recorded on the balance sheet in Other Receivables, approximately $186,000, less a $30,000 allowance, at December 30, 2011.

12. Employee Stock Ownership Plan

In 2007, the Company established an Employee Stock Ownership Plan (ESOP), for the benefit of its employees and to purchase shares of the Company’s common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive. The Plan was amended as of January 1, 2008. Contributions to the ESOP are made at the discretion of the Board of Directors. All employees of Jagged Peak that meet the 1,000 hours work requirement are eligible to participate in the ESOP. Under the ESOP, which is 100% Company funded, Jagged Peak allocates contributed shares to participants based on their eligible annual compensation. Compensation shall include but not be limited to the regular salaries and wages, overtime pay, bonuses, commissions and other amounts paid by Jagged Peak and taxable to the employee. The value or number of Jagged Peak common stock shares that are contributed to the ESOP on an annual basis is completely subject to the discretion of the Board of Directors. Any cash dividends or distributions paid with respect to shares of the ESOP trust will be retained and allocated in the same manner as other income of the ESOP trust. Shares held by the ESOP trust will be treated as all other issued and outstanding common shares for earnings per share calculations. For 2011 and 2010, the Company recognized expense of $0 and $12,500, respectively related to contributions to the ESOP. All ESOP shares are considered outstanding for earnings per share computations.

The ESOP shares were as follows:

	12/31/2011	12/31/2010
Allocated Shares	1,163,334	1,163,334
Shares Release for Allocation	—	—
Unreleased Shares	—	—

Total ESOP Shares	1,163,334	1,163,334

13.	Subsequent Event

On March 23, 2012, the Company entered into the Senior Credit Facility (the “Facility”). The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The proceeds of the Facility were used to repay all outstanding indebtedness under our Moriah note payable, and to pay related fees and expenses. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company’s assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the ability of the Company to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans.

Borrowings under the Facility bear interest at a rate equal to an applicable margin of 3.00% plus LIBOR. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the average daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended December 30, 2011 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 30, 2011.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2011 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of March 29, 2012 were as follows:

Name	Age	Position
Paul Demirdjian	51	Chairman of the Board of Directors, Chief Executive Officer and President
Vincent Fabrizzi	54	Chief Sales and Marketing Officer, Director
Daniel Furlong	64	Chief Operations Officer, Director
Albert Narvades	41	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Primrose Demirdjian	52	Director

The following is a brief summary of the business experience of the foregoing directors and executive officers.

The following sets forth information concerning the officers and directors, including present principal occupations, other business experience during the last 5 years, membership on committees of the Board of Directors and directorships in other publicly held companies.

Paul Demirdjian – Chairman of the Board of Directors, Chief Executive Officer and President

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

Vince Fabrizzi – Chief Sales and Marketing Officer, Director

Prior to joining Jagged Peak, Mr. Fabrizzi was Chief Executive Officer and co-Founder of Compass Marketing Services, a logistics services, warehouse management, and fulfillment services company. Previously, Mr. Fabrizzi co-founded Paradigm Communications in 1989 with Mr. Furlong, and together over the next eight years they built the company into one of the Southeast’s largest nationally recognized advertising agencies with over 160 employees, $60 million in revenues and an impressive list of Fortune 500 clients. Prior to co-founding Paradigm, Mr. Fabrizzi was a Vice President and Partner at FKQ Advertising. Mr. Fabrizzi has served on the Board since the inception of Jagged Peak in 2000. Mr. Fabrizzi holds a B.S. in Mechanical Engineering from West Virginia University.

Daniel Furlong – Chief Operations Officer, Director

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

Albert Narvades – Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Mr. Narvades joined Jagged Peak in November 2011 as Senior Vice President, Chief Financial Officer, Treasurer and Secretary. Prior to joining Jagged Peak, he served as Controller at Vercipia Biofuels, a division of British Petroleum (BP) from February 2010 through November 2011. He also has held various accounting roles at Walter Industries, Inc. (predecessor to Walter Energy, Inc.) during his nine-year tenure, including serving as Vice President of Finance for their Financial Services Group. Mr. Narvades began his career with Ernst & Young in 1994 and served in various roles there, including Audit Manager, through 2000. He holds both an undergraduate and a graduate degree in Accounting from the University of Florida, and has been a Florida-licensed Certified Public Accountant since 1995.

Primrose Demirdjian – Director

Primrose Demirdjian is serving as the Company’s Public Relations Director. She currently serves on the board of the Tampa Bay International Business Council and leads the Children’s Cancer Research Group at St. Joseph’s Children’s Hospital. Prior to her tenure as president and co-founder of IBIS (June 1996), an Internet-related company, Mrs. Demirdjian was employed by GTE Data Services, Inc. where she held various administrative and technical positions. Mrs. Demirdjian is married to Paul Demirdjian, the CEO of the Company. Mrs. Demirdjian has served as an officer and as a board member since the inception of Jagged Peak in 2000. Mrs. Demirdjian holds a Bachelor of Science in Management Information Systems from Nova Southeastern University of Florida.

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

CODE OF ETHICS

The Company’s Board of Directors has adopted a Code of Ethics applicable to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Sales and Marketing Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer and Controller. A copy of the Company’s Code of Ethics is attached as an exhibit to the December 30, 2005 Annual Report on Form 10-KSB. The Company intends to provide any disclosures that are required by the rules of the Securities and Exchange Commission, or which the Company would otherwise determine to be appropriate, with respect to amendments of, and waivers from the Company’s Code of Ethics by posting such disclosures on the Company’s Internet website, www.JaggedPeak.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, and written representations from certain reporting persons, the Company believes that during 2011 all reporting persons timely complied with all filing requirements applicable to them.

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

The Company implemented an employee stock ownership plan in 2007 for the benefit of its employees. At this time, the Company has no other long-term incentive plans for its officers and employees.

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

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 30, 2011 to or for the benefit of the Company’s Chief Executive Officer, Chief Financial Officer and other named executives that are considered the Company’s most highly compensated whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Paul Demirdjian, Chairman	2011	157,300	44,500	—	75,000	39,600	316,400
and Chief Executive Officer, Director	2010	218,100	5,000	—	—	20,800	243,900
Vincent Fabrizzi	2011	147,700	48,700	—	62,500	40,600	299,500
Chief Sales and Marketing Officer, Director	2010	209,700	5,000	—	—	27,600	242,300
Daniel Furlong	2011	147,700	44,700	—	62,500	39,600	294,500
Chief Operations Officer, Director	2010	205,700	5,000	—	—	18,000	228,700
Andrew J. Norstrud (1)	2011	147,700	39,100	—	50,000	53,500	290,300
Chief Financial Officer	2010	209,400	5,000	—	—	19,000	233,400

The Company’s Board appoints the executive officers to serve at the discretion of the Board.

(1)	Mr. Norstrud served as our Chief Financial Officer until his resignation on October 14, 2011. The amounts include his termination payments.

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

OPTION GRANTS TO NAMED EXECUTIVES IN LAST FISCAL YEAR

During 2011, the board voted to grant a total of two million, one hundred and fifty thousand shares (2,150,000) to our Chief Executive Officer, Chief Financial Officer and other named executives. The exercise price was approximately $0.13 per share. The options have a five-year term and vest ratably over one year. During 2010, no options were granted to our Chief Executive Officer, Chief Financial Officer or other named executives.

During 2011 the board did not grate options to employees other than named executives or directors.

During 2010, the board voted to grant a total of four hundred thousand shares (400,000) to other employees other than named executives or directors. The exercise price was approximately $0.08 per share which was the fair market value on the date of grant. The options have a five-year term and vest over a two-year period and are exercisable only while the employee is employed with the Company.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

The following table summarizes equity awards granted to our Chief Executive Officer, Chief Financial Officer and other named executive officers that were outstanding as of December 30, 2011.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Options(#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options(#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Demirdjian, Chairman of the Board of Directors, Chief Executive Officer and President (1)	600,000	384,658	215,342	$0.13	5 years from Grant	—	—	—	—
Vincent Fabrizzi, Chief Sales and Marketing Officer, Director (2)	500,000	320,548	179,452	$0.13	5 years from Grant	—	—	—	—
Daniel Furlong, Chief Operations Officer, Director (3)	500,000	320,548	179,452	$0.13	5 years from Grant	—	—	—	—
Andrew J. Norstrud, CFO (4)	400,000	400,000	—	$0.13	5 years from Grant	—	—	—	—

(1)	Consists of a grant made on May 9, 2011 for options to purchase 600,000 shares at an exercise price of $0.13 that expire on May 9, 2016.
(2)	Consists of a grant made on May 9, 2011 for options to purchase 500,000 shares at an exercise price of $0.13 that expire on May 9, 2016.
(3)	Consists of a grant made on May 9, 2011 for options to purchase 500,000 shares at an exercise price of $0.13 that expire on May 9, 2016.
(4)	Consists of a grant made on May 9, 2011 for options to purchase 400,000 shares at an exercise price of $0.13 that expire on May 9, 2016. Mr. Norstrud served as our Chief Financial Officer until his resignation on October 14, 2011. These options vested immediately upon the date of his resignation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 30, 2011, with respect to the Company’s stock option plans under which common stock is authorized for issuance, as well as information regarding other compensatory options granted outside of the Company’s stock option plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation related to 2005 stock option plan that is approved by shareholders	2,150,000	$0.13	2,850,000
Equity compensation not related to a stock option plan	85,782	$0.26	—

Total	2,235,782	$0.13	2,850,000

The Company’s 2005 Stock Incentive Plan, as amended in July 2008 (“the Plan”), authorizes the Board of Directors to grant options to purchase up to 5,000,000 shares of common stock to key employees, officers, directors, and consultants. The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the plan must be exercised within ten years of the date of grant. The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant. The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board of Directors determines that special circumstances warrant a lower exercise price.

The Company’s 2000 Stock Incentive Plan authorizes the Board of Directors to grant options to purchase up to 100,000 shares of common stock to any employee or consultant during any one calendar year for both incentive stock options and non-qualified stock options. Options may be granted to key employees, officers, directors, and consultants. Options granted under the plan must be exercised within ten years of the date of grant. The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but shall in no event be less than the par value of common stock. The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant. The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the committee determines that special circumstances warrant a lower exercise price.

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

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Jagged Peak, Inc., 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Paul Demirdjian and Primrose Demirdjian (1)	5,650,084	35%
Daniel Furlong (2)	3,390,077	21%
Vincent Fabrizzi (3)	3,390,077	21%
Andrew J. Norstrud (4)	400,000	2%

Executive Officers, Directors and others (as a group of 5)	12,830,238	79%

(1)	All shares are held jointly with Primrose Demirdjian and include 750,000 shares underlying common stock purchase options exercisable at $0.13 per share.
(2)	Includes 500,000 shares underlying common stock purchase options exercisable at $0.13 per share.
(3)	Includes 500,000 shares underlying common stock purchase options exercisable at $0.13 per share.
(4)	Includes 400,000 shares underlying common stock purchase options exercisable at $0.13 per share.

Item 13.	Certain Relationships and Related Transactions, and Directors’ Independence

Subsequent to the lease expiration and to ensure Jagged Peak’s ability to renew the warehouse lease under similar terms, a group of investors, including officers of Jagged Peak, Paul Demirdjian, Vincent Fabrizzi, and Jagged Peak’s former CFO, Andrew Norstrud formed Ridge Rock Partners, LLC to purchase the building from the bank that had taken ownership of the building from the previous landlord. Ridge Rock entered into a lease with the Company that expires in 2021. The terms of the lease are substantially the same as the terms of the Company’s prior lease with its former landlord.

The Company does not have any independent board members and does not expect to add any in 2012. The members of the Board currently own approximately 70% of the Company’s common stock and all have a long history with the Company and in the industry. The Board believes there is sufficient segregation between the Board’s financial statement overview responsibilities and the Chief Financial Officer’s responsibilities for financial reporting and the Company’s compliance responsibilities.

Item 14.	Principal Accountants Fees and Services

Audit Fees

During 2011, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $87,000 for audit work and review of our Form 10-K, 10-Q and 8-K filings. During 2010, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $78,400 for audit work and review of our Form 10-K, 10-Q and 8-K filings.

Audit Related Fees

None

Tax Fees

During 2011, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $9,700 to prepare our federal and state tax returns. During 2010, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $9,600 to prepare our federal and state tax returns. The audit committee approved all fees.

All Other Fees

None

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

Item 15.	Exhibits

Exhibit Number	Description
2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the form 8k filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10SB12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on November 10, 2008, and incorporated herein by reference)

3.3	Amended and Restated By-Laws (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on September 04, 2008, and incorporated herein by reference)

10.1	Security and Purchase Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.2	Secured Convertible Term Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.3	Secured Revolving Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.4	Registration Rights Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.5	Intellectual Property Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.6*	Employee Stock Ownership Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.9*	Andrew J. Norstrud Employment Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.10*	2005 Stock Incentive Plan as Amended July 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

10.11*	Employee Stock Ownership Plan, as amended January 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

10.12	Loan and Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.13	Securities Issuance Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.14	Secured Revolving Loan Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.15	Trademark Collateral Assignment and Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.16	Patent and Trademark Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2009 and incorporated herein by reference)

10.17	Amendment No. 1 to Loan and Security Agreement and Loan Documents (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.18	Securities Issuance Agreement No. 2 (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.19	Amended and Restated Secured Revolving Loan Note (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and incorporated herein by reference)

10.20	Employment Agreement dated November 21, 2011 between the Company and Albert Narvades

10.21	Lease agreement dated August 1, 2011 between the Company and Ridge Rock Partners, LLC

10.22	Loan Agreement – Revolving Line of Credit dated March 23rd, 2012 between the Company and Fifth Third Bank

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida, on March 29, 2012.

JAGGED PEAK, INC.

BY:	/s/ PAUL DEMIRDJIAN
Paul Demirdjian
(Chairman of the Board of Directors, Chief Executive Officer and President )

BY:	/s/ ALBERT NARVADES
Albert Narvades
(Senior Vice President, Chief Financial Officer, Treasurer and Secretary)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ PAUL DEMIRDJIAN Paul Demirdjian	Chairman of the Board of Directors, Chief Executive Officer and President	March 29, 2012

/s/ VINCENT FABRIZZI Vincent Fabrizzi	Chief Sales and Marketing Officer, Director	March 29, 2012

/s/ DANIEL FURLONG Daniel Furlong	Chief Operations Officer, Director	March 29, 2012

/s/ PRIMROSE DEMIRDJIAN Primrose Demirdjian	Director	March 29, 2012