Form 10-K/A
period 2011-12-30
JAGGED PEAK, INC.
filed 2012-04-10
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A solely to furnish the Extensible Business Reporting Language blocked-footnote tagging information in Exhibit 101 that was excluded from our timely filed Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as permitted under the 30 day grace period provided under Item 402(a)(2) of Regulation S-T, There are no changes to the earlier filed Annual Report on Form 10-K other than those set forth above and to update the Exhibit Index. This Amendment No. 1 does not reflect events occurring after the filing of the earlier Annual Report on Form 10-K, nor does it otherwise modify or update disclosures therein in any way.

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