Form 10-Q
period 2012-03-30
JAGGED PEAK, INC.
filed 2012-05-11
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2012

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

The Registrant had 16,305,961 shares of common stock, par value $0.001 per share, outstanding as of May 10, 2012.

Jagged Peak, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements

13 Week Period Ended March 30, 2012 (Unaudited), the

13 Week Period Ended April 1, 2011 (Unaudited) and

December 30, 2011 (Audited)

Jagged Peak, Inc.

Consolidated Balance Sheets

	March 30, 2012 (Unaudited)	December 30, 2011 (Audited)
Assets
Current assets:
Cash	$394,500	$1,542,300
Accounts receivable, net of allowance for doubtful accounts of $298,000 at March 30, 2012 and December 30, 2011	3,424,900	2,825,700
Other receivables, net of allowance of $35,000 at March 30, 2012 and December 30, 2011	346,000	468,200
Work in process, net of allowance of $30,000 at March 30, 2012 and December 30, 2011	99,500	120,400
Deferred tax asset	447,800	423,000
Other current assets	329,100	358,400

Total current assets	5,041,800	5,738,000

Property and equipment, net of accumulated depreciation of $1,991,300 and $1,932,200 at March 30, 2012 and December 30, 2011, respectively	754,000	631,900

Other assets:
EDGE applications, net of accumulated amortization of $1,897,000 and $1,864,800 at March 30, 2012 and December 30, 2011, respectively	736,200	627,000
Deferred tax asset	1,129,800	1,129,800

Total long-term assets	2,620,000	2,388,700

Total assets	$7,661,800	$8,126,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, trade	$2,752,400	$3,731,100
Accrued payroll and bonuses	440,800	608,900
Other accrued expenses	91,100	67,400
Deferred rent	38,100	22,800
Notes payable, current portion	0	1,350,000
Deferred revenue and customer deposits	2,095,000	1,799,000
Capital Lease	0	239,500

Total current liabilities	5,417,400	7,818,700

Long-term liabilities:
Long-term debt	1,850,100	0

Total long-term liabilities	1,850,100	0

Temporary equity – Common stock, subject to put rights, 1,000,000 shares at March 30, 2012 and December 30, 2011	170,000	170,000

Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 30, 2012 and December 30, 2011
Common stock, $.001 par value; 70,000,000 shares authorized; 16,305,961 shares issued and 16,183,470 outstanding at March 30, 2012 and December 30, 2011	16,400	16,400
Additional paid-in capital	3,552,400	3,518,900
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(3,335,500)	(3,388,300)

Total stockholders’ equity	224,300	138,000

Total liabilities and stockholders’ equity	$7,661,800	$8,126,700

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	March 30, 2012	April 1, 2011

Revenue	$8,421,800	$6,242,900

Cost of revenue	6,848,100	4,837,800

Gross profit	1,573,700	1,405,100

Selling, general and administrative expenses	1,348,000	1,244,400

Income from operations	225,700	160,700

Other	(3,000)	(900)
Interest expense	129,600	113,300

Profit before tax expense	99,100	48,300

Provision for income tax expense	46,300	28,200

Net income	$52,800	$20,100

Weighted average number of common shares outstanding – basic	16,183,470	16,033,461

Net income per share – basic	$0.00	$0.00

Weighted average number of common shares outstanding – fully diluted	17,215,668	16,109,787

Net income per share – fully diluted	$0.00	$0.00

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

13 Weeks Ended March 30, 2012 (Unaudited)

	Common Stock		Additional
	Shares	Amount	Paid in Capital	Treasury Stock	Accumulated Deficit	Total
Balance, December 30, 2011	16,305,961	$16,400	$3,518,900	$(9,000)	$(3,388,300)	$138,000

Stock option expense			33,500			33,500

Net income for the period					52,800	52,800

Balance, March 30, 2012	16,305,961	$16,400	$3,552,400	$(9,000)	$(3,355,500)	$224,300

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	13 Weeks Ended
	March 30, 2012	April 1, 2011
Operating activities
Net income	$52,800	$20,100
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	91,300	115,300
Stock option expense	33,500	1,700
Amortization of debt costs	67,400	79,600
Bad debt expense	0	25,700
Changes in:
Accounts receivable	(564,200)	697,300
Work-in-process	20,900	(68,600)
Other current assets	(38,100)	48,500
Other receivables	87,200	(132,200)
Deferred tax asset	(24,800)	28,900
Accounts payable and accrued expenses	(1,123,100)	(1,022,900)
Deferred rent	15,300	(12,600)
Deferred revenue and customer deposits	296,000	60,600

Net cash flows used in operating activities	(1,085,800)	(158,600)

Investing activities
Acquisition of property and equipment	(181,100)	(28,200)
Acquisition/development of software – EDGE applications	(141,500)	(77,100)

Cash flows used in investing activities	(322,600)	(105,300)

Financing activities
Net proceeds on note	500,100	0
Payments made on capital lease obligation	(239,500)	0
Redemption of temporary stock	0	(162,800)

Cash flows provided by (used in) financing activities	260,600	(162,800)

Net decrease in cash	(1,147,800)	(426,700)

Cash, beginning of period	1,542,300	550,800

Cash, end of period	$394,500	$124,100

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$112,600	$33,900

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 Week Periods Ended March 30, 2012 and April 1, 2011

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

Effective January 1, 2003, the Company elected to change its fiscal year end to correspond to accounting periods based on a 52/53 week reporting year. Therefore, the period ended March 30, 2012 and the period ended April 1, 2011 consist of 13 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the consolidated financial position at March 30, 2012, (b) the consolidated results of operations for the 13-week periods ended March 30, 2012 and April 1, 2011, (c) the consolidated statement of changes in stockholders’ equity for the 13-week period ended March 30, 2012 and (d) consolidated cash flows for the 13-week periods ended March 30, 2012 and April 1, 2011, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 30, 2011.

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

Software and Development Enhancements

Software and development enhancements primarily include payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred until release to production are capitalized and amortized over the estimated useful life of the software. Effective October 1, 2011, the Company determined that the estimated useful life is seven years. Previously, the company used a three-year life. Approximately $141,500 and $77,100 was capitalized during the 13-week period ended March 30, 2012 and the 13-week period ended April 1, 2011, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week periods ended March 30, 2012 and April 1, 2011 was approximately $32,300 and $66,600, respectively.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivables.

Cash is maintained with three major financial institutions in the United States and Canada. Deposits with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Sales to a single, multi-national customer with several brands amounted to approximately $7,316,500, or approximately 87% of total revenue and amounted to approximately $5,091,300 or approximately 82% of total revenue during the 13-week periods ended March 30, 2012 and April 1, 2011, respectively. Accounts receivable from this customer was approximately $2,162,700, or approximately 63% of total accounts receivable, and approximately $1,892,000, or approximately 61% of total accounts receivable, at March 30, 2012 and December 30, 2011, respectively. This customer is a large international company with more than one hundred brands and we continue to expand our services to additional brands. The Company classifies all revenues from this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables the customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $298,000 is considered necessary as of March 30, 2012 and December 30, 2011. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

Put Options

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. The Company accounted for these shares as a reclassification of the value of the shares from permanent to temporary equity. Pursuant to the 2010 amendment, Moriah put the 775,000 shares of common stock back to Jagged Peak for the redemption price of $162,750 at a fixed price of $0.21 per common share in March 2011.

In 2011, the Company amended its agreement with Moriah and issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium Moriah received related to the refinancing of the loan. Moriah had the option until March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000. On March 31, 2012, Moriah chose to retain the 1,000,000 collateral shares and the put option expired. Effective, March 31, 2012, the Company will account for these shares as a reclassification of the value of the shares from temporary to permanent equity.

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

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. There were no recorded translation gains or losses for the 13-week periods ended March 30, 2012 and April 1, 2011. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

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

The weighted average number of shares was 16,183,470 and 16,033,461 for the 13-week periods ended March 30, 2012 and April 1, 2011, respectively. The diluted weighted average number of shares was 17,215,668 and 16,109,787 for the 13-week periods ended March 30, 2012 and April 1, 2011, respectively.

Recently Issued Financial Accounting Standards

There are no recently issued financial accounting standards applicable to Jagged Peak.

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

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 30, 2010	1,500,782	$0.01-2.50	$0.68
Options granted	2,150,000	$0.13	$0.13
Options exercised	0	$0	$0
Options cancelled or expired	1,415,000	$0.08-2.50	$0.50

Outstanding at December 30, 2011	2,235,782	$0.01-0.30	$0.13
Options granted	0	$0	$0
Options exercised	0	$0	$0
Options cancelled or expired	0	$0	$0

Outstanding at March 30, 2012	2,235,782	$0.01-0.30	$0.13

Exercisable at March 30, 2012	2,044,001	$0.01-0.30	$0.13
Exercisable at December 30, 2011	1,607,700	$0.01-0.30	$0.13

The following table summarizes information about options outstanding and exercisable as of March 30, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Price	Weighted Average Remaining Life	Number Exercisable	Weighted Average Price

$0.01	10,782	38.7 years	$0.01	38.7 years	10,782	$0.01
$0.30	75,000	1.1 years	$0.30	1.1 years	75,000	$0.30
$0.13	2,150,000	4.1 years	$0.13	4.1 years	1,958,219	$0.13

4.	Related Party Transaction

In 2011, subsequent to the lease expiration and to ensure Jagged Peak’s ability to renew the warehouse lease under similar terms. Ridge Rock Partners, LLC, which is owned by a group of investors, including officers of Jagged Peak, purchased the building from the bank that had taken ownership of the building from the previous landlord. Ridge Rock Partners entered into a lease with Jagged Peak but did not make any substantial changes to the lease Jagged Peak previously had with its former landlord. Rent expense related to this lease agreement was approximately $101,000 for the 13-week period ended March 30, 2012.

Certain executives and owners of the Company hold a majority ownership share in an entity that was spun-off in 2010 and is now a variable interest of the Company, as detailed in the Variable Interest Entity disclosure in the report on Form 10-K for the year ended December 30, 2011.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words “expect”, “anticipate”, “estimate” or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 30, 2011.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see the section of our December 30, 2011 annual report filed on form 10-K with the SEC under Item 1A entitled “Risks Factors.”

RESULTS OF OPERATIONS

For the 13-week period ended March 30, 2012 compared to the 13-week period ended April 1, 2011

Revenues increased approximately $2,178,900, or 35%, to approximately $8,421,800 for the 13-week period ended March 30, 2012, as compared to approximately $6,242,900 for the 13-week period ended April 1, 2011. The increase in revenue primarily resulted from continued expansion of services to existing customers, the addition of new customers and increased sales from our Canadian operations.

Costs of revenue, which consist primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $2,010,300, or 42%, to approximately $6,848,100 for the 13-week period ended March 30, 2012, as compared to approximately $4,837,800 for the 13-week period ended April 1, 2011. As a percentage of revenues, costs of revenue amounted to approximately 81% of related revenues for the 13-week period ended March 30, 2012 and 77% for the 13-week period ended April 1, 2011. This increase resulted primarily from costs associated with greater transaction volume, increased orders flowing through the company’s North America distribution network and the growth of the Canadian operation.

Selling, general and administrative expense increased by approximately $103,600, or 8%, to approximately $1,348,000 for the 13-week period ended March 30, 2012 as compared to approximately $1,244,400 for the 13-week period ended April 1, 2011. This was primarily related to increased sales and marketing costs related to a new sales program, recruiting and travel expenses and costs related to the implementation of the new warehouse management system.

Interest expense increased by approximately $16,300 to approximately $129,600 for the 13-week period ended March 30, 2012 as compared to approximately $113,300 for the 13-week period ended April 1, 2011 due to an increase in average borrowings. The Company expects its interest expense to decrease in future quarters due to its new lower cost credit facility.

The Company realized a profit from continuing operations before provision for income taxes of approximately $99,100 for the 13-week period ended March 30, 2012, compared with a profit from continuing operations before provision for income taxes of approximately $48,300 for the 13-week period ended April 1, 2011 as a result of the above mentioned items.

Income tax expense was approximately $46,300 for the 13-week period ended March 30, 2012 compared to an income tax expense of approximately $28,200 for the 13-week period ended April 1, 2011. Differences between the effective tax rate used for 2012 and 2011, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of March 30, 2012 the Company had federal and state net operating loss carry-forwards totaling approximately $4,100,000, which begin to expire in 2018.

Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of approximately $52,800 for the 13-week period ended March 30, 2012, compared with a net income of approximately $20,100 for the 13-week period ended April 1, 2011.

Basic income per share from continuing operations for the 13-week period ended March 30, 2012 was $0.00 per weighted average share, compared with a basic income of $0.00 per weighted average share for the 13-week period ended April 1, 2011.

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

Debt service consists of interest payments on the outstanding balance of debt. On March 23, 2012, the Company entered into the Senior Credit Facility (the “Facility”) with Fifth Third Bank. The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The proceeds of the Facility were used to repay all outstanding indebtedness and fees under the Moriah loan. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company’s assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the ability of the Company to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans.

The Company’s primary sources of liquidity for operations during the first quarter of 2012 and 2011 periods have been cash flow from operations and borrowing availability under the Fifth Third credit facility and the Moriah loan. The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and other anticipated liquidity needs for the next twelve months. Anticipated debt maturity in 2014, and other unforseen events may require the Company to seek alternative financing, such as restructuring or refinancing long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under the debt agreement and the Company defaulted on obligations, its debt could be accelerated and assets might not be sufficient to repay in full all obligations.

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

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivable.

Cash is maintained with two major financial institutions in the United States and Canada. Deposits with these banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Sales to a single, multi-national customer with several brands amounted to approximately $7,316,500 or approximately 87% of total revenue and amounted to approximately $5,091,300 or approximately 82% of total revenue during the 13-week period ended March 30, 2012 and April 1, 2011, respectively. Accounts receivable from this customer was approximately $2,162,700 or approximately 63% of total accounts receivable and approximately $1,892,000 or approximately 61% of total accounts receivable at March 30, 2012 and December 30, 2011, respectively. This customer is a large international company with more than one hundred brands and the Company continues to expand its services to additional brands. The Company classifies all business done for all of this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $298,000 was recorded as of March 30, 2012 and December 30, 2011. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

Put Options

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”). Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011. The Company accounted for these shares as a reclassification of the value of the shares from permanent to temporary equity. Pursuant to the 2010 amendment, Moriah put the 775,000 shares of common stock back to Jagged Peak for the redemption price of $162,750 at a fixed price of $0.21 per common share in March 2011.

In 2011, the Company amended its agreement with Moriah and issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium Moriah received related to the refinancing of the loan. Moriah had the option until March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000. On March 31, 2012, Moriah chose to retain the 1,000,000 collateral shares and the put option expired. Effective, March 31, 2012, the Company will account for these shares as a reclassification of the value of the shares from temporary to permanent equity.

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

EBITDA

EBITDA for the 13-week period ended March 30, 2012 was approximately $387,400 compared to approximately $356,500 in the comparable period of the prior year. The increase in the EBITDA relates to the increase in sales offset by higher cost of revenues as compared to 2011. The Company defines EBITDA as earnings before interest and amortization of debt costs, taxes, and depreciation and amortization costs. The Company believes EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year EBITDA, the following reconciliation is provided.

	For the 13-weeks ended
	March 30, 2012	April 1, 2011

Net income as reported	$52,800	$20,100

Income tax expense	46,300	28,200

Interest expense and amortization of debt costs	197,000	192,900

Depreciation and amortization	91,300	115,300

EBITDA	$387,400	$356,500

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

Debt service consists of interest payments on the outstanding balance of debt. On March 23, 2012, the Company entered into the Senior Credit Facility (the “Facility”) with Fifth Third Bank. The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The proceeds of the Facility were used to repay all outstanding indebtedness and fees under the Moriah loan. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company’s assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the ability of the Company to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans.

The Company’s primary sources of liquidity for operations during the first quarter of 2012 and 2011 periods have been cash flow from operations and borrowing availability under the Fifth Third credit facility and the Moriah loan. The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and other anticipated liquidity needs for the next twelve months. Anticipated debt maturity in 2014, and other unforseen events may require the Company to seek alternative financing, such as restructuring or refinancing long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under the debt agreement and the Company defaulted on obligations, its debt could be accelerated and assets might not be sufficient to repay in full all obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)	Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of April 1, 2011 our disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the exchange act.

(b)	Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended March 30, 2012 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2011, the Company issued 1,000,000 shares of common stock, $0.001 par value per share, to Moriah. The shares were issued pursuant to the terms and conditions of the securities issuance agreement and are collateral for the redemption premium payable to Moriah in connection with the refinancing of the Company’s then existing debt. The shares were issued pursuant to an exemption from registration promulgated under the Securities Act. Moriah has the option, at March 31, 2012, to retain the shares or return the shares for the redemption premium of $170,000. On March 31, 2012, Moriah chose to retain the 1,000,000 collateral shares and the put option expired.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated May 11, 2011

31.2	Certification of the Chief Operations Officer dated May 11, 2011

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated May 11, 2011

32.2	Certification of the Chief Operations Officer, pursuant to 18 U.S.C. section 1350, dated May 11, 2011

Exhibit 101.1	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	May 11, 2012
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

/s/ Albert Narvades	May 11, 2012
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)