Form 10-Q
period 2012-06-29
JAGGED PEAK, INC.
filed 2012-08-10
CIK 1121793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2012

OR

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The Registrant had 16,305,961 shares of common stock, par value $0.001 per share, outstanding as of August 10, 2012.

Table of Contents
Jagged Peak, Inc.

Contents

Part I – Financial Information

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements

26 Week Period Ended June 29, 2012 (Unaudited), the
26 Week Period Ended July 1, 2011 (Unaudited) and
December 30, 2011 (Audited)

Contents

Consolidated Financial Statements

Jagged Peak, Inc.
Consolidated Balance Sheets
	June 29, 2012 (Unaudited)	December 30, 2011 (Audited)
Assets
Current assets:
Cash	$84,300	$1,542,300
Accounts receivable, net of allowance for doubtful accounts of $250,000 at June 29, 2012 and $298,000 at December 30, 2011	3,314,300	2,825,700
Other receivables, net of allowance of $35,000 at June 29, 2012 and December 30, 2011	365,000	468,200
Work in process, net of allowance of $30,000 at June 29, 2012 and December 30, 2011	133,200	120,400
Deferred tax asset	447,300	423,000
Other current assets	414,800	358,400
Total current assets	4,758,900	5,738,000

Property and equipment, net of accumulated depreciation of $2,055,200 and $1,932,200 at June 29, 2012 and December 30, 2011, respectively	3,822,900	631,900

Other assets:
EDGE applications, net of accumulated amortization of $1,934,200 and $1,864,800 at June 29, 2012 and December 30, 2011, respectively	848,800	627,000
Deferred tax asset	976,100	1,129,800
Total long-term assets	5,647,800	2,388,700
Total assets	$10,406,700	$8,126,700

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$3,083,000	$3,731,100
Accrued payroll and bonuses	601,500	608,900
Other accrued expenses	136,900	67,400
Deferred rent	14,700	22,800
Notes payable, current portion	119,400	1,350,000
Deferred revenue and customer deposits	2,129,100	1,799,000
Capital lease	0	239,500
Total current liabilities	6,084,600	7,818,700

Long-term liabilities:
Long-term debt	3,818,700	0
Total long-term liabilities	3,818,700	0

Temporary equity – Common stock, subject to put rights, 0 shares at June 29, 2012 and 1,000,000 shares at December 30, 2011 respectively	0	170,000

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 29, 2012 and December 30, 2011	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,305,961 shares issued and 16,183,470 outstanding at June 29, 2012 and December 30, 2011 respectively	16,400	16,400
Additional paid-in capital	3,764,100	3,518,900
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(3,227,000)	(3,388,300)
Accumulated other comprehensive loss	(41,100)	0
Total stockholders' equity	503,400	138,000
Total liabilities and stockholders' equity	$10,406,700	$8,126,700

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011

Revenue	$8,349,100	$7,597,600	$16,770,900	$13,840,500

Cost of revenue	6,604,800	6,136,000	13,452,900	10,973,800

Gross profit	1,744,300	1,461,600	3,318,000	2,866,700

Selling, general and administrative expenses	1,442,000	1,341,600	2,790,000	2,586,000

Income from operations	302,300	120,000	528,000	280,700

Other	27,700	0	24,700	0
Interest expense	33,900	95,800	163,500	209,100
Profit before tax expense	240,700	24,200	339,800	71,600

Provision for income tax expense	132,200	15,900	178,500	44,100

Net income	$108,500	$8,300	$161,300	$27,500

Other comprehensive loss, net of tax benefit of $24,700 and $0 for the period ended June 29, 2012 and July 1, 2011, respectively	(41,100)	0	(41,100)	0

Comprehensive income	$67,400	$8,300	$120,200	$27,500

Weighted average number of common shares outstanding – basic	16,183,470	16,245,961	16,183,470	16,139,711

Net income per share – basic	$0.01	$0.00	$0.01	$0.00

Weighted average number of common shares outstanding – fully diluted	17,252,884	16,608,609	17,252,884	16,359,198

Net income per share – fully diluted	$0.01	$0.00	$0.01	$0.00

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

        Consolidated Statement of Changes in Stockholders’ Equity

26 Weeks Ended June 29, 2012 (Unaudited)

	Common Stock					Accumulated Other
	Shares	Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Comprehensive Loss	Total
Balance, December 30, 2011	16,305,961	$16,400	$3,518,900	$(9,000)	$(3,388,300)	$0	$138,000

Reclassification of temporary equity			170,000				170,000

Stock option expense			75,200				75,200

Change in fair value of interest rate swap						(41,100)	(41,100)

Net income for the period					161,300		161,300

Balance, June 29, 2012	16,305,961	$16,400	$3,764,100	$(9,000)	$(3,227,000)	$(41,100)	$503,400

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	26 Weeks Ended
	June 29, 2012	July 1, 2011
Operating activities
Net income	$161,300	$27,500
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and software amortization	192,300	244,100
Stock option expense	75,200	12,900
Amortization of debt costs	67,400	79,600
Bad debt expense	(149,200)	21,200
Changes in:
Accounts receivable	(304,400)	(819,300)
Work-in-process	(12,800)	(12,300)
Other current assets	(123,700)	27,400
Other receivables	68,200	(169,100)
Deferred tax asset	129,400	43,600
Accounts payable and accrued expenses	(627,100)	328,100
Deferred rent	(8,100)	(14,900)
Deferred revenue and customer deposits	330,100	365,200

Net cash flows (used in) provided by operating activities	(201,400)	134,000

Investing activities
Acquisition of property and equipment	(925,900)	(217,700)
Acquisition/development of software - EDGE applications	(291,300)	(225,400)
Cash flows used in investing activities	(1,217,200)	(443,100)

Financing activities
Net proceeds on notes payable	200,100	0
Payments on capital lease obligation	(239,500)	0
Cash flows used in financing activities	(39,400)	0

Net decrease in cash	(1,458,000)	(309,100)

Cash, beginning of period	1,542,300	550,800

Cash, end of period	$84,300	$241,700

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$117,600	$67,900

Supplemental disclosure of noncash investing and financing information:
Purchase of building with term note	$2,388,000	$0

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 26 Week Periods Ended June 29, 2012 and the 13 and
26 Week Periods Ended July 1, 2011

1.      General Background Information

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing enterprise e-commerce technology and related fulfillment services. The Company's flagship product, EDGE (Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools.  The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

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

Jagged Peak operates two warehouses in Florida and a network of 17 independently owned fulfillment warehouses throughout North America that enables its clients to provide faster delivery to their customers, while lowering overall delivery costs.  The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority.  This enables the Company’s clients to achieve their customer service goals while reducing cost and internal infrastructure.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc.  The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which are managed through technology provided by Jagged Peak, Inc.

The Company operates on a 52/53 week reporting year.  Therefore, the period ended June 29, 2012 and the period ended July 1, 2011 each consist of 26 weeks.

2.      Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the consolidated financial position at June 29, 2012, (b) the consolidated statement of comprehensive income for the 13 and 26-week periods ended June 29, 2012 and July 1, 2011, (c) the consolidated statement of changes in stockholders’ equity for the 26 week period ended June 29, 2012 and (d) consolidated cash flows for the 26-week periods ended June 29, 2012 and July 1, 2011, have been made.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 30, 2011.

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions.  These evaluations are performed and adjustments are made, as information is available.  Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

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

Software and Development Enhancements

Software and development enhancements primarily include payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred until release to production are capitalized and amortized over the estimated useful life of the software. Effective October 1, 2011, the Company determined that the estimated useful life is seven years. Previously, the Company used a three-year life. There was approximately $149,800 capitalized during the 13-week period ended June 29, 2012 and $291,300 capitalized during the 26-week period ended June 29, 2012.  There was approximately $148,300 capitalized during the 13-week period ended July 1, 2011 and approximately $225,400 capitalized during the 26-week period ended July 1, 2011.   Amortization expense related to capitalized software and charged to operations for the 13-week and 26- week periods ended June 29, 2012 was approximately $37,100 and $69,400, respectively.  Amortization expense related to capitalized software and charged to operations for the 13-week and 26-week periods ended July 1, 2011 was approximately $75,100 and $141,800, respectively.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, are cash and accounts receivables.

Cash is maintained with one major financial institution in the United States and Canada. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand, and, therefore, bear minimal risk.

Sales to a single, multi-national customer with several brands amounted to approximately $7.0 million and $6.0 million, or approximately 84% and 79%, of total revenue during the 13-week periods ended June 29, 2012 and July 1, 2011, respectively. Sales to the same customer amounted to approximately $14.3 million, and $11.1 million, or approximately 85% and 80%, of total revenue during the 26-week period ended June 29, 2012 and July 1, 2011, respectively. Accounts receivable from the single customer was approximately $2.2 million, or approximately 68% of accounts receivable, and approximately $1.9 million, or approximately 61% of accounts receivable, as of June 29, 2012 and December 30, 2011, respectively. This customer is a large international company with more than one hundred brands and we continue to expand our services to additional brands.  The Company classifies all revenues from this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables the customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $250,000 and $298,000 is considered necessary as of June 29, 2012 and December 30, 2011, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible.  The Company does not accrue interest on past due receivables.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to twenty years.  Maintenance and repairs are charged to operations when incurred.  Betterments and renewals are capitalized.  When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations.  Equipment held under capital leases is stated at the present value of the minimum lease payments and amortized on a straight-line basis over the estimated useful life of the asset.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

	Years
Building		20
Warehouse equipment	3	-	10
Furniture and equipment	3	-	7
Computer equipment and software	1	-	7
Leasehold improvements	Lease term

On June 25, 2012, the Company purchased the previously leased warehouse located in St. Petersburg, Florida for $3.0 million.  The values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively.

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

In 2011, the Company amended its agreement with Moriah and issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium Moriah received related to the refinancing of the loan.  Moriah had the option until March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000.  On March 31, 2012, Moriah chose to retain the 1,000,000 collateral shares and the put option expired.  On March 31, 2012, the Company accounted for these shares as a reclassification of the value of the shares from temporary to permanent equity.

Interest Rate Swap

Derivative financial instruments are carried at fair value on the consolidated balance sheets. The Company’s derivative instrument is an interest rate swap that hedges the interest payments of certain debt by effectively converting interest from a variable rate to a fixed rate. This instrument is considered fully effective and qualifies for hedge accounting with changes in the fair value recorded in other comprehensive income (loss). The Company does not enter into derivative agreements for trading purposes.

The swap agreement's fair value is calculated using Level 2 inputs. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are inputs, other than quoted market prices, included within Level 1 that are observable for the asset or liability, either directly or indirectly.

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

Foreign Currency

Generally, the functional currency of our international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. There were no recorded translation gains or losses for the 26-week periods ended June 29, 2012 and July 1, 2011.  Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense that would no longer occur if the debentures were converted).

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

The Company's 2005 Stock Incentive Plan as Amended July 2008 (“the Plan”) authorizes the Board of Directors the authority to grant up to 5,000,000 options to key employees, officers, directors, and consultants.  The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant.  The Option Price payable for the shares of Common Stock covered by any Option shall be determined by the Board of Directors, but with regards to Incentive Stock Options, shall not be less than the Fair Market Value of one share of Common Stock on the Date of Grant.  The Option Price for Nonstatutory Options may be less than the Fair Market Value of Common Stock on the Date of Grant only if the Board determines that special circumstances warrant a lower exercise price.

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

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at December 30, 2010	1,500,782	$0.01	-	2.50	$0.68
Options granted	2,150,000		$0.13		$0.13
Options exercised	0		$0		$0
Options cancelled or expired	1,415,000	$0.08	-	2.50	$0.50

Outstanding at December 30, 2011	2,235,782	$0.01	-	0.30	$0.13
Options granted	100,000		$0.25		$0.25
Options exercised	0		$0		$0
Options cancelled or expired	0		$0		$0
Outstanding at June 29, 2012	2,335,782	$0.01	-	0.30	$0.14

Exercisable at June 29, 2012	2,320,577	$0.01	-	0.30	$0.14
Exercisable at December 30, 2011	1,607,700	$0.01	-	0.30	$0.14

The following table summarizes information about options outstanding and exercisable as of June 29, 2012:

	Outstanding Options			Exercisable Options
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Price	Weighted Average Remaining Life (years)	Number Exercisable	Weighted Average Price
$0.01	10,782	38.5	$0.01	38.5	10,782	$0.01
$0.30	75,000	0.8	$0.30	0.8	75,000	$0.30
$0.13	2,150,000	3.9	$0.13	3.9	2,150,000	$0.13
$0.25	100,000	9.4	$0.25	9.4	84,795	$0.25

4.         Debt

Notes payable consist of:
	June 29, 2012	December 30, 2011

5-year Term Loan related to purchase of warehouse	$2,388,000	$0

$3.0 million Senior Credit Facility, two year revolving line of credit	1,550,100	0

Moriah Note payable	0	1,350,000

Less current portion	119,400	1,350,000

Long-term portion of notes payable	$3,818,700	$0

On June 25, 2012, the Company purchased a previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year Term Loan (the “Term Loan”) amortized over 20 years. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Term Loan. This interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at fixed rate of 1.43% while receiving interest for the same period at one-month LIBOR on the same notional principal amount.  The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.25% as of June 29, 2012. The swap agreement qualifies as an “effective” hedge under U.S. GAAP. As of June 29, 2012 the fair market value of the interest rate swap included in other accrued expenses is approximately $65,800.

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

5.  Related Party Transaction

In 2011, subsequent to the lease expiration and to ensure Jagged Peak’s ability to renew the warehouse lease under similar terms, Ridge Rock Partners, LLC, which is owned by a group of investors, including officers of Jagged Peak, purchased the warehouse building from the bank that had taken ownership of it from the previous landlord. Ridge Rock Partners entered into a lease with Jagged Peak but did not make any substantial changes to the lease Jagged Peak previously had with its former landlord. Rent expense related to this lease agreement was approximately $101,000 for the 13-week period and $202,000 for the 26-week period ended June 29, 2012.

On June 25, 2012, the Company purchased the previously leased warehouse building, located in St. Petersburg, Florida, from Ridge Rock Partners for the appraised value of $3.0 million. The Company financed the purchase with a $2.388 million, 5-year term loan amortized over 20 years.

In addition, certain executives and owners of the Company hold a majority ownership share in an entity that was spun-off in 2010 and is now a variable interest of the Company, as detailed in the Variable Interest Entity disclosure in the  report on Form 10-K for the year ended December 30, 2011.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial condition, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words “expect”, “anticipate”, “estimate” or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with our financial statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 30, 2011.

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

Jagged Peak continues to market TotalCommerce™, an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel, direct to its consumers. TotalCommerce™ is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a North American network of fulfillment centers; back office program management; and a range of online marketing services.

Jagged Peak operates two fulfillment warehouses in Florida and has a network of 17 independently owned fulfillment warehouses throughout North America that enables its clients to provide faster delivery service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables our clients to achieve their customer service goals while reducing cost and internal infrastructure.

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

RESULTS OF OPERATIONS

For the 13-week period ended June 29, 2012 compared to the 13-week period ended July 1, 2011

Revenues increased approximately $751,500 or 10%, to approximately $8,349,100 for the 13-week period ended June 29, 2012, as compared to approximately $7,597,600 for the 13-week period ended July 1, 2011. The increase in revenue primarily resulted from continued expansion of services to existing customers and the addition of new customers.

Cost of revenue, which consists primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $468,800, or 8%, to approximately $6,604,800 for the 13-week period ended June 29, 2012, as compared to approximately $6,136,000 for the 13-week period ended July 1, 2011. As a percentage of revenues, costs of revenue amounted to approximately 79% of related revenues for the 13-week period ended June 29, 2012 and 81% for the 13-week period ended July 1, 2011. Improved margins primarily resulted from increased orders flowing through the Company’s North American distribution network.

Selling, general and administrative expense increased by approximately $100,400, or 7%, to approximately $1,442,000 for the 13-week period ended June 29, 2012 as compared to approximately $1,341,600 for the 13-week period ended July 1, 2011. This was primarily related to a slight increase in wages due to headcount increases.

Interest expense decreased by approximately $61,900 to approximately $33,900 for the 13-week period ended June 29, 2012 as compared to approximately $95,800 for the 13-week period ended July 1, 2011 due to the new, lower cost, credit facility.

The Company realized a profit from continuing operations before provision for income taxes of approximately $240,700 for the 13-week period ended June 29, 2012, compared with a profit from continuing operations before provision for income taxes of approximately $24,200 for the 13-week period ended July 1, 2011 as a result of the above mentioned items.

Income tax expense was approximately $132,200 for the 13-week period ended June 29, 2012 compared to an income tax expense of approximately $15,900 for the 13-week period ended July 1, 2011.  Differences between the effective tax rate used for 2012 and 2011, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 29, 2012 the Company had federal and state net operating loss carry-forwards totaling approximately $3,900,000, which begin to expire in 2018. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of approximately $108,500 for the 13-week period ended June 29, 2012, compared with a net income of approximately $8,300 for the 13-week period ended July 1, 2011.

Basic income per share from continuing operations for the 13-week period ended June 29, 2012 was $0.01 per weighted average share, compared with a basic income of $0.00 per weighted average share for the 13-week period ended July 1, 2011.

For the 26-week period ended June 29, 2012 compared to the 26-week period ended July 1, 2011

Revenues increased approximately $2,930,400, or 21%, to approximately $16,770,900 for the 26-week period ended June 29, 2012, as compared to approximately $13,840,500 for the 26-week period ended July 1, 2011. The increase in revenue primarily resulted from continued expansion of services to existing customers and the addition of new customers.

Cost of revenue, which consists primarily of labor, software amortization, technology, facilities, postage, freight, and packing supplies, increased by approximately $2,479,100, or 23%, to approximately $13,452,900 for the 26-week period ended June 29, 2012, as compared to approximately $10,973,800 for the 26-week period ended July 1, 2011. As a percentage of revenues, costs of revenue amounted to approximately 80% of related revenues for the 26-week period ended June 29, 2012 and 79% for the 26-week period ended July 1, 2011.

Selling, general and administrative expense increased by approximately $204,000, or 8%, to approximately $2,790,000 for the 26-week period ended June 29, 2012 as compared to approximately $2,586,000 for the 26-week period ended July 1, 2011. This was primarily related to an increase in wages due to headcount increases.

Interest expense decreased by approximately $45,600 to approximately $163,500 for the 26-week period ended June 29, 2012 as compared to approximately $209,100 for the 26-week period ended July 1, 2011 due to the new, lower cost, credit facility.

The Company realized a profit from continuing operations before provision for income taxes of approximately $339,800 for the 26-week period ended June 29, 2012, compared with a profit from continuing operations before provision for income taxes of approximately $71,600 for the 26-week period ended July 1, 2011 as a result of the above mentioned items.

Income tax expense was approximately $178,500 for the 26-week period ended June 29, 2012 compared to an income tax expense of approximately $44,100 for the 26-week period ended July 1, 2011.  Differences between the effective tax rate used for 2012 and 2011, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. As of June 29, 2012 the Company had federal and state net operating loss carry-forwards totaling approximately $3,900,000, which begin to expire in 2018. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of approximately $161,300 for the 26-week period ended June 29, 2012, compared with a net income of approximately $27,500 for the 26-week period ended July 1, 2011.

Basic income per share from continuing operations for the 26-week period ended June 29, 2012 was $0.01 per weighted average share, compared with a basic income of $0.00 per weighted average share for the 26-week period ended July 1, 2011.

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

The Company’s primary sources of liquidity for operations during the first half of 2012 have been cash flow from operations and borrowing availability under the Fifth Third credit facility and the Moriah loan. The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with other available sources of liquidity, will be sufficient to fund anticipated capital expenditures, operating expenses and other anticipated liquidity needs for the next twelve months. Anticipated debt maturity in 2014, and other unforseen events may require the Company to seek alternative financing, such as restructuring or refinancing long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under the debt agreement and the Company defaulted on obligations, its debt could be accelerated and assets might not be sufficient to repay in full all obligations.

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

On June 25, 2012, the Company purchased a previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year Term Loan (the “Term Loan”) amortized over 20 years and an approximately $612,000 down payment provided by the Facility. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap thereby fixing its effective rate on the Term Loan at 3.93%.

At June 29, 2012, the balance outstanding on the Term Loan and the Facility were approximately $2.388 million and $1.6 million, respectively.

Critical Accounting Policies and Estimates

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions.  These evaluations are performed and adjustments are made, as information is available.  Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

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

Sales to a single, multi-national customer with several brands amounted to approximately $7.0 million and $6.0 million, or approximately 83% and 79%, of total revenue during the 13-week period ended June 29, 2012 and July 1, 2011, respectively. Sales to the same customer amounted to approximately $14.3 million and $11.1 million, or approximately 85% and 80%, of total revenue during the 26-week period ended June 29, 2012 and July 1, 2011, respectively. Accounts receivable from the single customer was approximately $2.2 million, or approximately 68% of accounts receivable, and approximately $1.9 million, or approximately 61% of accounts receivable, as of June 29, 2012 and December 30, 2011, respectively. This customer is a large international company with more than one hundred brands and we continue to expand our services to additional brands.  The Company classifies all revenues from this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable the customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $250,000 and $298,000 is considered necessary as of June 29, 2012 and December 31, 2011, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible.  The Company does not accrue interest on past due receivables.

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

In 2011, the Company amended its agreement with Moriah and issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium Moriah received related to the refinancing of the loan.  Moriah had the option until March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000.  On March 31, 2012, Moriah chose to retain the 1,000,000 collateral shares and the put option expired.  Effective, March 31, 2012, the Company accounted for these shares as a reclassification of the value of the shares from temporary to permanent equity.

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report “Adjusted EBITDA,” with Adjusted EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization, and stock option expense. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, Adjusted EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent period-over-period comparisons of the Company’s performance. In addition, the Company uses this non-GAAP financial measure internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company’s ability to pay outstanding liabilities.

ADJUSTED EBITDA

Adjusted EBITDA for the 26-week period ended June 29, 2012 was approximately $770,800 compared to approximately $537,700 in the comparable period of the prior year. The increase in the Adjusted EBITDA relates to the increase in sales offset by higher cost of revenues as compared to 2011.  The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization, and stock option expense. The Company believes Adjusted EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided.

	For the 26-weeks ended
	June 29, 2012	July 1, 2011
Net income as reported	$161,300	$27,500
Income tax expense	178,500	44,100
Interest expense	163,500	209,100
Depreciation and amortization	192,300	244,100
Stock option expense	75,200	12,900
Adjusted EBITDA	$770,800	$537,700

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 29, 2012. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of June 29, 2012 our disclosure controls and procedures were effective as required of Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

(b)
Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended June 29, 2012 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1 Certification of the Chief Executive Officer dated August 10, 2012

31.2 Certification of the Chief Financial Officer dated August 10, 2012

32.1 Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated August 10, 2012

32.2 Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated August 10, 2012

Exhibit 101.1 Interactive Data File:

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

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	August 10, 2012
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ Albert Narvades	August 10, 2012
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)