Form 10-Q
period 2012-09-28
JAGGED PEAK, INC.
filed 2012-11-09
CIK 1121793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒
The Registrant had 16,305,961 shares of common stock, par value $0.001 per share, outstanding as of  November 7, 2012.

Table of Contents
Jagged Peak, Inc.

Contents

Part I – Financial Information

Item 1.	Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II – Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements (Unaudited)

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 28, 2012

Contents

Unaudited Consolidated Financial Statements

Jagged Peak, Inc.
Consolidated Balance Sheets
	September 28, 2012 (Unaudited)	December 30, 2011 (Audited)
Assets
Current assets:
Cash	$344,400	$1,542,300
Accounts receivable, net of allowance for doubtful accounts of $302,400 at September 28, 2012 and $298,000 at December 30, 2011	3,673,900	2,825,700
Other receivables, net of allowance of $0 and $35,000 at September 28, 2012 and December 30, 2011	336,500	468,200
Work in process, net of allowance of $30,000 at September 28 , 2012 and December 30, 2011	62,600	120,400
Deferred tax asset – current portion	447,300	423,000
Other current assets	349,700	358,400
Total current assets	5,214,400	5,738,000

Property and equipment, net of accumulated depreciation of $1,878,200 and $1,932,200 at September 28, 2012 and December 30, 2011, respectively	3,780,200	631,900

Other assets:
EDGE applications, net of accumulated amortization of $1,977,400 and $1,864,800 at September 28, 2012 and December 30, 2011, respectively	937,400	627,000
Deferred tax asset	976,100	1,129,800
Total long-term assets	5,693,700	2,388,700
Total assets	$10,908,100	$8,126,700

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$3,271,200	$3,731,100
Accrued payroll and bonuses	230,900	608,900
Other accrued expenses	312,600	67,400
Deferred rent	16,700	22,800
Notes payable, current portion	119,400	1,350,000
Deferred revenue and customer deposits	2,009,200	1,799,000
Capital lease	0	239,500
Total current liabilities	5,960,000	7,818,700

Long-term liabilities:
Long-term debt	4,198,800	0
Total long-term liabilities	4,198,800	0

Temporary equity – Common stock, subject to put rights, 0 shares at September 28, 2012 and 1,000,000 shares at December 30, 2011 respectively	0	170,000

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 28, 2012 and December 30, 2011	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,305,961 shares issued and 16,183,470 outstanding at September 28, 2012 and December 30, 2011	16,400	16,400
Additional paid-in capital	3,764,100	3,518,900
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(2,972,800)	(3,388,300)
Accumulated other comprehensive loss	(49,400)	0
Total stockholders' equity	749,300	138,000
Total liabilities and stockholders' equity	$10,908,100	$8,126,700

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011

Revenue	$8,717,800	$8,064,900	$25,488,700	$21,905,400

Cost of revenue	6,656,300	6,339,800	20,109,200	17,313,600

Gross profit	2,061,500	1,725,100	5,379,500	4,591,800

Selling, general and administrative expenses	1,613,800	1,584,800	4,403,800	4,170,800

Income from operations	447,700	140,300	975,700	421,000

Other income	(28,000)	(4,900)	(3,300)	(4,900)
Interest expense	58,400	106,700	221,900	315,800
Profit before tax expense	417,300	38,500	757,100	110,100

Provision for income tax expense	163,100	21,200	341,600	65,300

Net income	$254,200	$17,300	$415,500	$44,800

Other comprehensive loss	(13,200)	0	(79,000)	0
Tax benefit	4,900	0	29,600	0
Other comprehensive loss, net of tax benefit	(8,300)	0	(49,400)	0

Comprehensive income	$245,900	$17,300	$366,100	$44,800

Weighted average number of common shares outstanding – basic	16,305,961	16,245,961	16,305,961	16,175,178

Net income per share – basic	$0.02	$0.00	$0.03	$0.00

Weighted average number of common shares outstanding – fully diluted	17,659,459	17,497,846	17,485,199	16,738,747

Net income per share – fully diluted	$0.01	$0.00	$0.02	$0.00

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

        Consolidated Statement of Changes in Stockholders’ Equity

39 Weeks Ended September 28, 2012 (Unaudited)

	Common Stock		Additional			Accumulated
			Paid in	Treasury	Accumulated	Other	Total
	Shares	Amount	Capital	Stock	Deficit	Compre-
						hensive
						Loss
Balance, December 30, 2011	16,305,961	$16,400	$3,518,900	$(9,000)	$(3,388,300)	$0	$138,000

Reclassification of temporary equity			170,000				170,000

Stock option expense			75,200				75,200

Change in fair value of interest rate swap						(49,400)	(49,400)

Net income for the period					415,500		415,500

Balance, September 28, 2012	16,305,961	$16,400	$3,764,100	$(9,000)	$(2,972,800)	$(49,400)	$749,300

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows (Unaudited)

	39 Weeks Ended
	September 28, 2012	September 30, 2011
Operating activities
Net income	$415,500	$44,800
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and software amortization	322,300	382,400
Stock option expense	75,200	48,000
Amortization of debt costs	85,000	79,600
Bad debt expense	4,200	21,200
Changes in:
Accounts receivable	(852,400)	(502,700)
Work-in-process	57,800	(79,900)
Other current assets	0	131,300
Other receivables	131,700	0
Deferred tax asset	129,400	65,400
Other assets	(76,400)	(113,900)
Accounts payable and accrued expenses	(642,100)	(177,800)
Deferred rent	(6,100)	(1,600)
Deferred revenue and customer deposits	210,200	92,100

Net cash flows used in operating activities	(145,700)	(11,100)

Investing activities
Acquisition of property and equipment	(970,000)	(536,600)
Acquisition/development of software - EDGE applications	(422,900)	(294,300)
Cash flows used in investing activities	(1,392,900)	(830,900)

Financing activities
Net proceeds on notes payable	580,200	500,800
Payments on capital lease obligation	(239,500)	0
Cash flows provided by financing activities	340,700	500,800

Net decrease in cash	(1,197,900)	(341,200)

Cash, beginning of period	1,542,300	550,800

Cash, end of period	$344,400	$209,600

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$142,700	$91,600

Supplemental disclosure of noncash investing and financing information:
Purchase of building with term note	$2,388,000	$0

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 39 Week Periods Ended September 28, 2012 and the 13 and
39 Week Periods Ended September 30, 2011

1.      General Background Information

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing enterprise e-commerce technology and related fulfillment services. The Company's flagship product, EDGE™ (EDGE, Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools.  The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

Jagged Peak has continued to market the launch of TotalCommerce™ (TotalCommerce), an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers.  TotalCommerce is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a nationwide network of fulfillment centers; back office program management; and a range of online marketing services.

Jagged Peak operates two warehouses in Florida and a network of 20 independently owned fulfillment warehouses throughout North America that enable its clients to provide faster delivery to their customers, while lowering overall delivery costs.  The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority.  This enables the Company’s clients to achieve their customer service goals while reducing cost and internal infrastructure.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc.  The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which are managed through technology provided by Jagged Peak, Inc.

The Company operates on a 52/53 week reporting year.  Therefore, the period ended September 28, 2012 and the period ended September 30, 2011 each consist of 39 weeks.

2.      Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the consolidated financial position at September 28, 2012, (b) the consolidated statement of comprehensive income for the 13-week and 39-week periods ended September 28, 2012 and September 30, 2011, (c) the consolidated statement of changes in stockholders’ equity for the 39-week period ended September 28, 2012 and (d) consolidated cash flows for the 39-week periods ended September 28, 2012 and September 30, 2011 have been made.

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

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions.  These evaluations are performed and adjustments are made, as information is available.  Management believes that these estimates are reasonable however, actual results could differ from these estimates.

Revenue Recognition

There are multiple components in Jagged Peak’s TotalCommerce solution, which are sold through a master agreement where each individual component is priced separately and distinctly from the other components, based on market prices at which we sell those services individually.  The client is able to choose which services it wishes to purchase.  The separate components can be added or deleted at any time during the contract period from pre-determined prices.  The company has a history of selling each element separately to establish the market price of each element.

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

The Company’s EDGE software is a web-based product and provided to its customers in software as a service model.   Revenues are recognized ratably over the period the service is provided.  The method of payment can be based on the clients’ use of the system (transactions), a flat monthly fee or an annual fee.   Revenue for all methods of payment is recognized over the period the software is available to the client and the Company is responsible for providing software updates.

The Company has established vendor specific objective evidence for the individually priced elements in its contracts through the use of the market as each element in its contracts is sold both as a package and individually with the same pricing.   For any element delivered for which vendor specific objective evidence (“VSOE”) is not available it uses the residual method.  When applying the residual method, VSOE of fair value is allocated to each of the undelivered elements and the remaining consideration is allocated to the delivered elements.

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, handling, order processing, packaging, storage and reporting.  These services are based on established monthly charges as well as handling fees based on volume.  These revenues are recognized based on the net value of the services provided.

Certain order processing services are contracted out by the Company to optimized independent distribution warehouses in North America.  All of these services are managed by the Company through its order management platform.   Because the company has the exclusive responsibility to contract and to manage the services provided to its clients by these independent warehouses and the related transportation, the revenue and expenses are recognized based on the amount of services charged to the client and the related expenses are part of the Company’s cost of services.

Work in process represents costs and services which have been provided and properly recognized based on the above policy, however have not been billed to the client.

Shipping and handling costs are classified as cost of revenues.

Software and Development Enhancements

Software and development enhancements primarily include payroll and employee benefit costs associated with product development. The EDGE product platform, including the order management, the warehouse management and the transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred until release to production are capitalized and amortized over the estimated useful life of the software. Effective October 1, 2011, the Company determined that the estimated useful life of the EDGE product platform is seven years. Previously, the Company used a three-year life. There was approximately $131,700 capitalized during the 13-week period ended September 28, 2012 and $423,000 capitalized during the 39-week period ended September 28, 2012.  There was approximately $68,900 capitalized during the 13-week period ended September 30, 2011 and approximately $294,300 capitalized during the 39-week period ended September 30, 2011.   Amortization expense related to capitalized software and charged to operations for the 13-week and 39-week periods ended September 28, 2012 was approximately $43,200 and $112,600, respectively.  Amortization expense related to capitalized software and charged to operations for the 13-week and 39-week periods ended September 30, 2011 was approximately $86,500 and $228,200, respectively.

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

Sales to a single, multi-national customer with several brands amounted to approximately $7.2 million and $7.4 million, or approximately 83% and 84%, of total revenue during the 13-week periods ended September 28, 2012 and September 30, 2011, respectively. Sales to the same customer amounted to approximately $21.5 million, and $18.0 million, or approximately 85% and 82%, of total revenue during the 39-week periods ended September 28, 2012 and September 30, 2011, respectively. Accounts receivable from the single customer was approximately $2.0 million, or approximately 54% of accounts receivable, as of September 28, 2012, and approximately $2.2 million, or approximately 94% of accounts receivable, as of September 30, 2011. The Company classifies all revenues from this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, the customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $302,400 and $298,000 is considered necessary as of September 28, 2012 and December 30, 2011, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible.  The Company does not accrue interest on past due receivables.

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

On June 25, 2012, the Company purchased its previously leased warehouse located in St. Petersburg, Florida for $3.0 million with the proceeds of a 5-year term loan.  At the date of purchase, the values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively. The 5-year term loan balance was approximately $2,358,200 as of September 28, 2012.

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

Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax return purposes.   Deferred tax assets and liabilities are determined based on the differences between the book values and the tax bases of particular assets and liabilities and the tax effects of net operating loss and capital loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date.

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets.  In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, and management’s judgment as to the likelihood of profitability and expectations of future performance, and other factors.  Management does not believe that a valuation allowance is necessary; however the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.  Net loss carry forwards do not begin to expire until 2021.

Put Options

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”).  Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011.   The Company accounted for these shares as a reclassification of the value of the shares from permanent to temporary equity. Pursuant to the 2010 amendment to the Securities Issuance Agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak for the redemption price of $162,750 at a fixed price of $0.21 per common share in March 2011.

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

Stock-Based Compensation

The Company has stock option and stock incentive plans for employees and non-employee directors that provide for grants of restricted stock awards and options to purchase shares of Jagged Peak common stock at exercise prices generally equal to the fair values of such stock at the dates of grant.  The Company recognizes the cost of all share-based awards in the financial statements using a fair-value based measurement method. The Company uses a Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of the stock compensation is determined on the grant date using assumptions for the expected term, volatility, dividend yield and the risk free interest rate. The period expense is then determined based on the valuation of the options and on estimated forfeitures.

Foreign Currency

Generally, the functional currency of the Company’s international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. There were no recorded translation gains or losses for the 39-week periods ended September 28, 2012 and September 30, 2011.  Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

Earnings per Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the Company. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”). Diluted EPS considers the potential dilution that could occur if the Company’s outstanding common stock options were exercised for common stock that then shared in the Company’s.

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

The Company's 2005 Incentive Stock Plan as amended in July 2008 (the “Plan”) authorizes the Board to grant up to 5,000,000 options to key employees, officers, directors, and consultants.  The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant.  The option price payable for the shares of common stock covered by any option shall be determined by the Board but with regards to incentive stock options, shall not be less than the fair market value of one share of common Stock on the date of grant.  The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board determines that special circumstances warrant a lower exercise price.  As of September 28, 2012, 2,750,000 options remain available for grant under the Plan.

The Company's 2000 Incentive Stock Plan (the “2000 Plan”) authorizes the grant of up to 100,000 shares of common stock during any one calendar year for grants of both incentive stock options and non-qualified stock options to key employees, officers, directors, and consultants.  Options granted under the 2000 Plan must be exercised within ten years of the date of grant.  The option price payable for the shares of Common Stock covered by any option shall be determined by the Board, but shall in no event be less than the par value of the common stock.  The option price for incentive stock options shall not be less than the fair market value of one share of common stock on the date of grant.  The option price for nonstatutory options may be less than the fair market value of Common Stock on the date of grant only if the Board determines that special circumstances warrant a lower exercise price. The 2000 Plan and all options issued under it have expired.

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at December 30, 2010	1,500,782	$0.01	-	2.50	$0.68
Options granted	2,150,000		$0.13		$0.13
Options exercised	0		$0		$0
Options cancelled or expired	1,415,000	$0.08	-	2.50	$0.50

Outstanding at December 30, 2011	2,235,782	$0.01	-	0.30	$0.13
Options granted	100,000		$0.25		$0.25
Options exercised	0		$0		$0
Options cancelled or expired	0		$0		$0
Outstanding at September 28, 2012	2,335,782	$0.01	-	0.30	$0.14

Exercisable at September 28, 2012	2,315,171	$0.01	-	0.30	$0.14
Exercisable at December 30, 2011	1,607,700	$0.01	-	0.30	$0.14

The following table summarizes information about options outstanding and exercisable as of September 28, 2012:

	Outstanding Options			Exercisable Options

Exercise Price	Number Outstanding	Weighted Average Remaining Life (years)	Weighted Average Price	Weighted Average Remaining Life (years)	Number Exercisable	Weighted Average Price
$0.01	10,782	38.2	$0.01	38.2	10,782	$0.01
$0.30	75,000	0.6	$0.30	0.6	75,000	$0.30
$0.13	2,150,000	3.6	$0.13	3.6	2,150,000	$0.13
$0.25	100,000	9.2	$0.25	9.2	79,389	$0.25

4.         Debt

Notes payable consist of:
	September 28, 2012	December 30, 2011

5-year term loan related to purchase of warehouse	$2,358,200	$0

$3.0 million senior credit facility, two year revolving line of credit	1,960,000	0

Moriah note payable	0	1,350,000

Less current portion	119,400	1,350,000

Long-term portion of notes payable	$4,198,800	$0

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan (the “Term Loan”) amortized over 20 years. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Term Loan. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount.  The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.22% as of September 28, 2012. The swap agreement qualifies as an “effective” hedge under U.S. GAAP. As of September 28, 2012, the fair market value of the interest rate swap included in other accrued expenses is approximately $79,000.

On March 23, 2012, the Company entered into the senior credit facility (the “Facility”) with Fifth Third Bank. The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The proceeds of the Facility were used to repay all outstanding indebtedness and fees under the Moriah loan. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company’s assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the Company from incurring certain additional indebtedness, creating or permitting liens on assets, paying dividends and repurchasing stock, engaging in mergers or acquisitions and make investments and loans.

Borrowings under the Facility bear interest at a rate equal to an applicable margin of LIBOR plus 3.00%. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

5.  Related Party Transaction

In 2011, subsequent to the lease expiration and to ensure Jagged Peak’s ability to renew the warehouse lease under similar terms, Ridge Rock Partners, LLC, (“Ridge Rock”) which is owned by a group of investors, including officers, directors and former officers of Jagged Peak, purchased the warehouse building from the bank that had taken ownership of it from the previous landlord. Ridge Rock entered into a lease with Jagged Peak on substantially the same terms as Jagged Peak had with its former landlord. Rent expense related to this lease agreement was approximately $0 for the 13-week period and $202,000 for the 39-week period ended September 28, 2012.

On June 25, 2012, the Company purchased its previously leased warehouse building, located in St. Petersburg, Florida, from Ridge Rock for the appraised value of $3.0 million. The Company financed the purchase with a $2.388 million, 5-year term loan that is secured by the purchased property and amortized over 20 years.

In addition, Jagged Peak’s Chief Executive Officer, Chief Operations Officer, Chief Sales and Marketing Officer, a Director of the Company and the Employee Stock Option Plan (ESOP) hold a majority ownership share in an entity that was spun-off from the company in 2010 and is now a variable interest of the Company, as detailed in the Variable Interest Entity disclosure in Section 11, Variable Interest Entity   of the Company’s report on form 10-K for the year ended December 30, 2011.

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

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of the Company’s financial condition, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase the Company’s product sales and potentially establish additional license relationships, these are forward-looking statements. The words “expect”, “anticipate”, “estimate” or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with the Company’s financial statements and the notes thereto presented in "Item 1 – Financial Statements" and the Company’s audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s report on Form 10-K for the year ended December 30, 2011.

Overview

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing Enterprise e-Commerce technology and related fulfillment services. The Company’s flagship product, EDGE, is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, marketing materials management, and automate other business processes through the use of the EDGE application and its related tools. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

Jagged Peak continues to market TotalCommerce  an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel, direct to its consumers. TotalCommerce is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a North American network of fulfillment centers; back office program management; and a range of online marketing services.

Jagged Peak operates two fulfillment warehouses in Florida and has a network of 20 independently owned fulfillment warehouses throughout North America that enable its clients to provide faster delivery service to their customers, while lowering their overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables the Company’s clients to achieve their customer service goals while reducing cost and internal infrastructure.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which are managed through technology provided by Jagged Peak, Inc.

There are a variety of risks associated with the Company’s ability to achieve its strategic objectives, including the ability to increase market penetration, acquire and profitably manage additional businesses, reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see the section of the Company’s December 30, 2011 annual report filed on form 10-K with the SEC under Item 1A entitled “Risks Factors.”

RESULTS OF OPERATIONS

For the 13-week period ended September 28, 2012 compared to the 13-week period ended September 30, 2011

Revenues increased approximately $652,900, or 8.1%, to approximately $8,717,800 for the 13-week period ended September 28, 2012, as compared to approximately $8,064,900 for the 13-week period ended September 30, 2011. Greater e-commerce order volume for existing customers and the addition of new customers resulted in increases in the Company’s primary sources of revenue: fulfillment, technology fees, and implementation of client’s e-commerce sites.

Cost of revenue, which consists primarily of labor, fulfillment operational and facilities costs and freight increased by approximately $316,500 or 5%, to approximately $6,656,300 for the 13-week period ended September 28, 2012, as compared to approximately $6,339,800 for the 13-week period ended September 30, 2011. As a percentage of revenues, costs of revenue were approximately 76% for the 13-week period ended September 28, 2012 and 79% for the 13-week period ended September 30, 2011. The decrease in cost as a percent of revenues was primarily the result of improved management of fulfillment operations and implementation of client’s e-commerce sites.

Selling, general and administrative expense increased by approximately $29,000 or 2%, to approximately $1,613,800 for the 13-week period ended September 28, 2012 as compared to approximately $1,584,800 for the 13-week period ended September 30, 2011 due to the increase in fulfillment employees offset by the Company’s improved cost management activities around overhead costs during the current period.

Interest expense decreased by approximately $48,300 to approximately $58,400 for the 13-week period ended September 28, 2012 as compared to approximately $106,700 for the 13-week period ended September 30, 2011 due to the new, lower cost, credit facility from Fifth Third, bank which bears  interest at LIBOR plus 3.00%. This compares to the Moriah Loan and Security Agreement utilized in 2011 which had an interest rate of six percent (6%) above prime with a floor of ten percent (10%).  The cost savings from the new credit facility were partially offset by the interest on the new $2.388 million, 3.93% 5-year Term Loan, entered into on June 25, 2012 to finance the purchase of the Company’s previously leased warehouse facility in St. Petersburg, Florida.

The Company realized a profit from continuing operations before provision for income taxes of approximately $417,300 for the 13-week period ended September 28, 2012, compared with a profit from continuing operations before provision for income taxes of approximately $38,500 for the 13-week period ended September 30, 2011 as a result of the above-mentioned items.

Income tax expense was approximately $163,100 for the 13-week period ended September 28, 2012 compared to an income tax expense of approximately $21,200 for the 13-week period ended September 30, 2011.  Differences between the taxable income and the effective tax rate used for 2012 and 2011, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. At December 30, 2011 the Company had estimated federal and state net operating loss carryforwards totaling approximately $4,500,000, which begin to expire in 2021. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of approximately $254,200 for the 13-week period ended September 28, 2012, compared with a net income of approximately $17,300 for the 13-week period ended September 30, 2011.

Basic income per share from continuing operations for the 13-week period ended September 28, 2012 was $0.02 per weighted average share, compared with a basic income of $0.00 per weighted average share for the 13-week period ended September 30, 2011.

For the 39-week period ended September 28, 2012 compared to the 39-week period ended September 30, 2011

Revenues increased approximately $3,583,300, or 16%, to approximately $25,488,700 for the 39-week period ended September 28, 2012, as compared to approximately $21,905,400 for the 39-week period ended September 30, 2011. Greater e-commerce order volume for existing customers and the addition of new customers resulted in increases in the Company’s primary sources of revenue: fulfillment, technology fees, and new client implementations.

Cost of revenue, which consists primarily of labor, fulfillment operational and facilities costs and freight increased by approximately $2,795,600 or 16%, to approximately $20,109,200 for the 39-week period ended September 28, 2012, as compared to approximately $17,313,600 for the 39-week period ended September 30, 2011. As a percentage of revenues, costs of revenue were approximately 79% for the 39-week periods ended September 28, 2012 and September 30, 2011.

Selling, general and administrative expense increased by approximately $233,000, or 6%, to approximately $4,403,800 for the 39-week period ended September 28, 2012 as compared to approximately $4,170,800 for the 39-week period ended September 30, 2011. This increase was primarily related to additional fulfillment employees hired to manage the increase in client orders processed.

Interest expense decreased by approximately $93,900 to approximately $221,900 for the 39-week period ended September 28, 2012 as compared to approximately $315,800 for the 39-week period ended September 30, 2011 due to the new, lower cost, credit facility from Fifth Third bank, which bears interest at LIBOR plus 3.00%. This compares to the Moriah Loan and Security Agreement utilized in 2011, which had an interest rate of six percent (6%) above prime with a floor of ten percent (10%).  The cost savings from the new credit facility were partially offset by the interest on the new $2.388 million, 3.93% 5-year Term Loan, entered into on June 25, 2012 to finance the purchase of the Company’s previously leased warehouse facility in St. Petersburg, Florida.

The Company realized a profit from continuing operations before provision for income taxes of approximately $757,100 for the 39-week period ended September 28, 2012, compared with a profit from continuing operations before provision for income taxes of approximately $110,100 for the 39-week period ended September 30, 2011 as a result of the above-mentioned items.

Income tax expense was approximately $341,600 for the 39-week period ended September 28, 2012 compared to an income tax expense of approximately $65,300 for the 39-week period ended September 30, 2011.  Differences between the taxable income and the effective tax rate used for 2012 and 2011, as compared to the U.S. federal statutory rate, are primarily due to permanent differences. At December 30, 2011, the Company had estimated federal and state net operating loss carryforwards totaling approximately $4,500,000, which begin to expire in 2021. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of approximately $415,500 for the 39-week period ended September 28, 2012, compared with a net income of approximately $44,800 for the 39-week period ended September 30, 2011.

Basic income per share from continuing operations for the 39-week period ended September 28, 2012 was $0.03 per weighted average share, compared with a basic income of $0.00 per weighted average share for the 39-week period ended September 30, 2011.

Liquidity and Capital Resources

The Company’s cash needs consist of working capital, capital expenditures and debt service. The Company’s working capital needs primarily depend on the timing of collections from customers and payments to vendors. Capital expenditures consist of building, computer, and warehouse equipment purchases and developer salaries for EDGE enhancements. The Company reduces capital expenditure requirements by utilizing independent fulfillment warehouses. Independent fulfillment warehouses typically provide their own equipment, which reduces capital investment requirements.

For the 39-week period ended September 30, 2012 the Company used cash of $145.7 thousand to fund its operations compared to $11.1 thousand for the 39-week period ended September 30, 2011. The $134.6 thousand increase in cash used in operating activities primarily reflects an increase in accounts receivable and a decrease in accounts payable and accrued liabilities offset by the increase in deferred revenue and customer deposits due to timing of cash receipts and payments.

Net cash used in the Company’s investing activities totaled $1,392.9 thousand for the 39-week period ended September 30, 2012 consisting of equipment and improvements for the Company’s warehouses, the purchase of the St. Petersburg warehouse as well as the development of the Company’s software. The Company expects total capital expenditures for the year 2012 to be $1.6 million to $1.8 million.

The Company’s financing activities provided cash of $340.7 thousand for the 39-week period ended September 30, 2012 consisting of net proceeds from the refinancing of its line of credit offset by the payments on its capital lease obligation.

The Company’s primary sources of cash flow were from operations and borrowings under the Fifth Third credit facility and the Secured Revolving Term Note with Moriah Capital (the “Moriah Note”).

The Moriah Note was entered into  in December 2009 and amended in March 2011. The note had up to $1,500,000 of availability based in certain criteria. Availability under the loan was based on 85% of eligible accounts receivable, in addition to other collateral.  The interest rate on the note was 10% and was paid on a monthly basis. Principal payments were not required until the final balloon payment was paid in  March 2012.

On March 23, 2012, the Company entered into a Senior Credit Facility with Fifth Third bank (the “Facility”). The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The proceeds of the Facility were used to repay all outstanding indebtedness under the Moriah note payable, and to pay related fees and expenses. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company’s assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the ability of the Company to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans.

Borrowings under the Facility bear interest at a rate equal to an applicable margin of LIBOR plus 3.00%. LIBOR was approximately 0.22% as of September 28, 2012.  In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the average daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with the Facility, will be sufficient to fund anticipated capital expenditures, operating expenses and other anticipated liquidity needs for the next twelve months. Anticipated debt maturity in 2014, and other unforseen events may require the Company to seek alternative financing, such as restructuring or refinancing of its long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or were not permitted under the the Facility and the Company defaulted on obligations, its debt could be accelerated and its lender may forclose on its assets.

On June 25, 2012, the Company purchased a previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year Term Loan (the “Term Loan”) amortized over 20 years and an approximately $612,000 down payment provided by the Facility. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap thereby fixing its effective rate on the Term Loan at 3.93%

The Company expects net capital expenditures to decline from the first half of 2012. The Company expects net capital expenditures to be approximately $1.6 million to $1.8 million for the 2012 year, of which approximately $0.6 million is for the purchase of its St. Petersburg warehouse and $0.6 million is for the acquisition and development of software.

At September 28, 2012, the balance outstanding on the Term Loan and the Facility were approximately $2.358 million and $1.960 million, respectively.

Critical Accounting Policies and Estimates

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions.  These evaluations are performed and adjustments are made, as information is available.  Management believes that these estimates are reasonable and have been discussed with the audit committee; however, actual results could differ from these estimates.

Revenue Recognition

There are multiple components in Jagged Peak’s TotalCommerce solution, which are sold through a master agreement where each individual component is priced separately and distinctly from the other components, based on market prices at which we sell those services individually.  The client is able to choose which services it wishes to purchase.  The separate components can be added or deleted at any time during the contract period from pre-determined prices.  We have past history of selling each element separately to establish the market price of each element.

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

Jagged Peak’s EDGE software is a web-based product and provided to its customers in software as a service model.   Revenues are recognized ratably over the period the service is provided.  The method of payment can be based on the clients’ use of the system (transactions), a flat monthly fee or an annual fee.   Revenue for all methods of payment is recognized over the period the software is available to the client and we are responsible for providing software updates.

Jagged Peak has established vendor specific objective evidence for the individually priced elements in its contracts through the use of the market as each element in its contracts is sold both as a package and individually with the same pricing.   For any element delivered for which vendor specific objective evidence (“VSOE”) is not available the Company uses the residual method.  When applying the residual method, VSOE of fair value is allocated to each of the undelivered elements and the remaining consideration is allocated to the delivered elements.

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, handling, order processing, packaging, storage and reporting.  These services are based on established monthly charges as well as handling fees based on volume.  These revenues are recognized based on the net value of the services provided.

Certain order processing services are contracted out by us to optimized independent distribution warehouses in North America.  All of these services are managed by Jagged Peak through its order management platform.   Since Jagged Peak has the exclusive responsibility to contract and to manage the services provided to its clients by these independent warehouses and the related transportation, the revenue and expenses are recognized based on the amount of services charged to its client and the related expenses are part of its cost of services.

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

Sales to a single, multi-national customer with several brands amounted to approximately $7.2 million and $7.4 million, or approximately 83% and 84%, of total revenue during the 13-week periods ended September 28, 2012 and September 30, 2011, respectively. Sales to the same customer amounted to approximately $21.5 million, and $18.0 million, or approximately 85% and 82%, of total revenue during the 39-week period ended September 28, 2012 and September 30, 2011, respectively. Accounts receivable from the single customer was approximately $2.0 million, or approximately 54% of accounts receivable as of September 28, 2012, and approximately $2.2 million, or approximately 94% of accounts receivable as of September 30, 2011. The Company classifies all revenues from this customer’s brands as one single customer for the concentration of risk calculation.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable the customer’s payment history and the customer’s current ability to pay its obligation. Based on management’s review of accounts receivable, an allowance for doubtful accounts of approximately $302,400 and $298,000 is considered necessary as of September 28, 2012 and December 30, 2011, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible.  The Company does not accrue interest on past due receivables.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets.  In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, and management’s judgment as to the likelihood of continued profitability and expectations of future performance, and other factors.  Management does not believe that a valuation allowance is necessary; however the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.  Net loss carryforwards do not begin to expire until 2021.

Put Options

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. (“Moriah”).  Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011.   The Company accounted for these shares as a reclassification of the value of the shares from permanent to temporary equity. Pursuant to the 2010 amendment to the Securities Issuance Agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak for the redemption price of $162,750 at a fixed price of $0.21 per common share in March 2011.

In 2011, the Company amended its agreement with Moriah and issued to Moriah 1,000,000 restricted common shares as collateral for the redemption premium Moriah received related to the refinancing of the loan.  Moriah had the option until March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000.  On March 31, 2012, Moriah chose to retain the 1,000,000 collateral shares and the put option expired.  Effective, March 31, 2012, the Company accounted for these shares as a reclassification of the value of the shares from temporary to permanent equity.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 39-week period ended September 28, 2012 was approximately $1,376,400 compared to approximately $856,300 in the comparable period of the prior year. The increase in the Adjusted EBITDA primarily relates to the increase in sales, improved operating margins from improved management of fulfillment operations and client implementation of customer’s e-commerce sites and lower borrowing costs. The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization, and stock option expense. The Company believes Adjusted EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided.

	For the 39-weeks ended
	September 28, 2012	September 30, 2011
Net income as reported	$415,400	$44,800
Income tax expense	341,600	65,300
Interest expense	221,900	315,800
Depreciation and amortization	322,300	382,400
Stock option expense	75,200	48,000
Adjusted EBITDA	$1,376,400	$856,300

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 28, 2012. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that as of September 28, 2012 the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

(b)
Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended September 28, 2012 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

(a)
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

31.1 Certification of the Chief Executive Officer dated November 9, 2012

31.2 Certification of the Chief Financial Officer dated November 9, 2012

32.1 Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated November 9, 2012

32.2 Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated November 9, 2012

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

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 9, 2012
Paul B. Demirdjian	Date
Chairman of the Board of Directors,
Chief Executive Officer
(Principal Executive Officer)

/s/ Albert Narvades	November 9, 2012
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)