Form 10-K
period 2012-12-28
JAGGED PEAK, INC.
filed 2013-03-05
CIK 1121793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2012
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

Title of each class:
Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ YES    ☒ NO

Indicate by check mark whether the issuer is not required to file reports pursuant to section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  YES    ☐  NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  YES    ☐  NO

Indicate by check mark if  disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer (Do not check if a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ YES    ☒ NO

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $4,786,438 based on a closing price of $0.40 per share of the registrant’s common stock on June 29, 2012.

There were 16,279,074 shares of the registrant’s common stock outstanding as of March 5, 2013.

Jagged Peak, Inc.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 28, 2012

PART I

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risks Factors” and the risks discussed in the Company’s other Securities and Exchange Commission (“SEC”) filings. The following discussion should be read in conjunction with the Company’s audited Financial Statements and related Notes thereto included elsewhere in this report.

Item 1. Business

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing enterprise e-commerce technology and related fulfillment services. The Company's flagship product, EDGE™ (EDGE, Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service, repair and reverse logistics, and marketing materials management, and automate other business processes through the use of the EDGE application and its related tools.  The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

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

There are a variety of risks associated with the Company’s ability to achieve strategic objectives, including the ability to increase market penetration and acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see Item 1A entitled “Risk Factors.”

INDUSTRY OVERVIEW

According to most market indicators, e-commerce sales continue to grow at a rapid pace.  Many industry analysts predict strong e-commerce growth rates to continue in the U.S., with even higher expected growth rates in European and Asia-Pacific markets. There are a number of growth factors to be considered: (i) continued adoption of the Internet as a means of commerce; (ii) increased users of high speed internet connections, which enables sellers to create more interactive and customer specific web portals; (iii) the convenience of buying products online and the ability to have products delivered to the customer’s destination of choice; (iv) enhancements to online store functionality, providing the customer additional purchase options, as well as enabling sellers to quickly take advantage of market fluctuations through immediate price changes and adjustments to sales promotions;  (v) improved sellers tracking of customer buying habits and Internet activity, which enables sellers to focus marketing efforts and costs on the ideal customer group;  and (vi) increased emphasis by sellers on their online businesses.

Despite the fact that large companies have become more reliant on sophisticated software applications to run their businesses, many enterprises have become dissatisfied with the return on their investments. Deploying and maintaining new business applications has taken them more time, effort and costs than anticipated. Most companies today have a variety of order management systems, which are segregated based on different channels, verticals, and/or lines of business. Each system typically has different workflows and order cycles to accomplish the requirements of the business. This leads to a lack of visibility into customer interactions across the enterprise, and an inability to optimize orders across multiple order systems. For most companies, managing order-to-delivery is largely a manual process that requires numerous staff to pull information from multiple systems and coordinate order fulfillment with suppliers and logistics providers using phone, fax, e-mail, and Electronic Data Interchange (EDI) messages. These manual systems are expensive to manage, error-prone, not scalable, and typically break down under the real-time demands and compressed business cycles of today’s environment.

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

Jagged Peak’s web to fulfillment service is what makes the Company unique. Orders captured through the order portal may be processed directly through the EDGE application (no FTP process) and transmitted to Jagged Peak’s warehouse management system in real time for order processing.  Transaction data contains all necessary information and instructions to facilitate a fully ‘executable’ order.  This ‘frictionless’ processing environment ensures prompt and accurate order fulfillment and data integrity.  Order status, inventory activity and carrier shipping manifest data will be automatically uploaded from Jagged Peak’s Warehouse and Transportation management systems to EDGE.

GROWTH STRATEGY

The Company’s growth strategy includes:

• Increasing Market Share - Jagged Peak believes that it can leverage its success with existing clients to obtain new clients. The Company can add new client relationships by utilizing its scalable business model to increase its client base while maintaining its ability to provide a high quality software product.

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

• Developing Future Software Products - The EDGE application was first released in 2000 and has been under continual development. Significant functionality has been added over the years and the current product is highly functional and robust, yet easy to use and rapidly deployed. Features have been added based on real world demand from clients. The Company plans to continuously invest in and enhance the EDGE product.

• Identifying Mergers and Acquisitions – Jagged Peak has a strong management team with extensive experience in mergers and acquisitions.  The Company is looking for strategic acquisitions that will expand Jagged Peak’s web-based technology services and its clientele.

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

Custom Software Development

Jagged Peak offers proficiency and demonstrated capability in all aspects of custom software development, which typically is integrated into its EDGE application. We can confidently provide consulting, analysis, design and architecture, computer programming and development, installation and long-term technical support.

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

PERSONNEL

At December 28, 2012, the Company had 146 full time employees. At this time, none of the Company’s employees is covered by a collective bargaining agreement. The Company recognizes its employees as one of its most valuable assets and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of our clients.

RISK MANAGEMENT

The Company maintains general liability, errors and omissions, property, property of others and workers’ compensation insurance with limits and deductibles it deems are appropriate. Notwithstanding such coverages, the Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

CORPORATE INFORMATION

Jagged Peak was formed in 1990 as Compass Marketing Services, Inc. (“Compass”), a Florida corporation. On August 22, 2000, IBIS Business Internet Solutions, Inc., a Florida corporation, was merged into Compass in a merger of equals and changed its name to Jagged Peak, Inc.  In July 2005, Jagged Peak, Inc. was merged with a subsidiary of Absolute Glass Inc., which was incorporated in Nevada in November of 1999.  Absolute Glass, Inc. subsequently amended its articles of incorporation and changed its name to Jagged Peak, Inc.. The Company’s principal executive offices are located at 3000 Bayport Drive, Suite 250, Tampa, Florida 33607. Its telephone number is (813) 637-6900 and its Internet website address is www.JaggedPeak.com.

Item 1A. Risk Factors

WE HAVE EXPERIENCED LOSSES FROM OPERATIONS AND MAY NOT BE PROFITABLE IN THE FUTURE

Jagged Peak experienced net losses every year, except for 2010 and 2012, since completing its reverse merger in 2005. There can be no assurance that the Company will not incur losses in the future. The Company’s operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or continue to operate profitably.

WE ARE DEPENDENT ON A SMALL NUMBER OF CLIENTS FOR A LARGE PORTION OF OUR SALES AND A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE WOULD CAUSE OUR REVENUE TO DECLINE SUBSTANTIALLY

Sales to one of our clients accounted for approximately 85% of our revenue in 2012, and approximately 83% in 2011.  Contracts with our clients are generally one to three years in length. If any key contract is not renewed or otherwise terminates, particularly this contract, or if revenues from this or other key clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to maintain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and at the same time develop new client relationships.

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

Our industry is characterized by the existence of intellectual property rights and frequent claims and related litigation regarding these intellectual property rights. In the course of our business, we may receive claims of infringement or otherwise become aware of potentially relevant intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products.

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

WE MAY NOT BE ABLE TO EFFECTIVELY EXPAND AND TRANSITION TO A MATURE BUSINESS

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

Competition in the market for providing transaction management software is intense. The Company’s software products face competition from many larger, more established companies.  In addition, other companies could seek to introduce competing products or services and increased competition could result in a decrease in the price charged by the Company’s competitors for their products and services or reduce demand for the Company’s products and services, which would have a material adverse effect on the Company’s business, operating results and financial condition. Our primary public company competitors are IBM, Oracle (Art Technology Group), eBay, Magento and PFSweb. There can be no assurance that the Company will be able to compete successfully with its existing or potential competitors, which may have substantially greater financial, technical, and marketing resources, longer operating histories, greater name recognition or more established relationships in the industry than the Company. If any of these competitors provides competitive software products and services to the marketplace in the future, the Company cannot be sure that it will have the resources or expertise to compete successfully.

LACK OF MARKET ACCEPTANCE FOR PRODUCTS MAY IMPEDE OUR GROWTH

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

IF WE ARE UNABLE TO DEVELOP FURTHER PRODUCT ENHANCEMENTS, OUR RESULTS FROM OPERATIONS MAY SUFFER

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

WE MAY BECOME LIABLE TO CLIENTS FOR ANY DEFECTS IN OUR SOFTWARE OR SERVICES

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

INTERRUPTION OF THE COMPANY’S BUSINESS COULD RESULT FROM  INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

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

SUBSTANTIAL ALTERATION OF THE COMPANY’S CURRENT BUSINESS AND REVENUE MODEL COULD HURT SHORT-TERM RESULTS

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

VOLATILITY OF THE MARKET PRICE OF THE COMPANY’S STOCK IS LIKELY TO OCCUR DUE TO THE LOW TRADING VOLUME OF OUR STOCK

The market price of the Company’s common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:
•	Changes in earnings estimates and outlook by financial analysts;
•	Our failure to meet investors’ performance expectations;
•	General market and economic conditions;
•	Our small trading volume.

ACCORDING TO THE SEC, THE MARKET FOR PENNY STOCKS HAS SUFFERED FROM PATTERNS OF FRAUD AND ABUSE

Such patterns include:
•	Control of the market for the security by one or a few broker–dealers that are often related to the promoter or issuer;
•	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“Boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	Excessive and undisclosed bid–ask differentials and markups by selling broker–dealers; and
•
The wholesale dumping of the same securities by promoters and broker–dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

In addition, many of the risks described elsewhere in this “Risk Factors” section could adversely affect the Company’s stock price. The stock markets have experienced price and volume volatility that have affected many companies’ stock prices. Stock prices for many companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These types of fluctuations may affect the market price of our common stock.

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS COULD DISCOURAGE BROKERS FROM MAKING A MARKET IN OUR STOCK

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

IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURITY AND PURCHASE AGREEMENT, OUR LENDER COULD TAKE POSSESSION OF ALL OUR ASSETS

In connection with our new credit facility with Fifth Third Bank ("Fifth Third"), we granted to Fifth Third a first priority security interest in all of our assets. The loan agreement provides that upon the occurrence of an event of default under the agreement, Fifth Third shall have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. Any attempt by Fifth Third to foreclose on our assets could likewise cause us to curtail our current operations. The new credit facility contains customary covenants, including, among other things, the maintenance of certain minimum EBITDA levels and fixed coverage ratios. Our ability to satisfy the financial covenants related to our existing or future indebtedness can be affected by events beyond our control, and there is a risk that we will not meet those covenants. A breach of any such covenants could result in a default under our credit facility or under any other debt instrument that we may enter into in the future.

OUR BUSINESS IS SUBJECT TO ONLINE SECURITY RISKS, INCLUDING SECURITY BREACHES, WHICH COULD RESULT IN LIABILITY BY THE COMPANY TO THIRD PARTIES
Our businesses involve the storage and transmission of users' proprietary information, and security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. An increasing number of websites, including several other large Internet companies, have recently disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their sites. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, public perception of the effectiveness of our security measures could be harmed and we could lose users. A party that is able to circumvent our security measures could misappropriate our or our users' proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business. Any compromise of our security could result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and a loss of confidence in our security measures, which could harm our business. Data security breaches may also result from non-technical means, for example, actions by a suborned employee.

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

Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, and we have experienced “denial-of-service” type attacks on our system that have, in certain instances, made all or portions of our websites unavailable for periods of time. Security breaches, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., our clients and third-party service providers) that result in the unauthorized release of users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.  Properties

The Company’s leases approximately 12,000 square feet of office space for its executive offices at 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.  Monthly rent expense is approximately $22,000 under a lease that expires February of 2016.

In addition, the Company owns approximately 93,000 square feet of warehouse space at 1701 3rd Ave. South, St. Petersburg, Florida.  On June 25, 2012, the Company purchased this previously leased warehouse for $3.0 million. The purchase was financed with a $2,388,000 5-year Term Loan (the “Term Loan”) amortized over 20 years and an approximately $612,000 down payment provided by its revolving line of credit. Principal and interest on the Term Loan are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap thereby fixing its effective rate on the Term Loan at 3.93%. The Term Loan, revolving line of credit and interest rate swap are agreements entered into with Fifth Third Bank and are explained further in the Liquidity and Capital Resources section of Item 7. At the date of purchase, the recorded values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively. The 5-year term loan balance was approximately $2,328,300 as of December 28, 2012.

The Company leases approximately 36,000 square feet of warehouse space at 3001 Gateway Center Parkway, Pinellas Park, Florida 33782.  This is a month-to-month lease. Rent is approximately $15,000 per month.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 28, 2012:

Year Ending	Minimum Rental Payments
2013	$261,800
2014	276,200
2015	289,800
2016	48,700
Total	$876,500

The Company believes the facilities are in reasonable condition, the correct size, adequately insured and adequately provide for the Company’s immediate and foreseeable needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the OTC bulletin board under the symbol “JGPK.” The table below sets forth the high and low bid prices for the Company’s common stock for the quarters within 2011 and 2012. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period			High	Low
January 1, 2011	-	April 1, 2011	$0.14	$0.07
April 2, 2011	-	July 1, 2011	$0.26	$0.12
July 2, 2011	-	September 30, 2011	$0.36	$0.20
October 1, 2011	-	December 30, 2011	$0.75	$0.20
December 31, 2011	-	March 30, 2012	$0.14	$0.07
March 31, 2012	-	June 29, 2012	$0.55	$0.15
June 30, 2012	-	September 28, 2012	$0.54	$0.24
September 29, 2012	-	December 28, 2012	$0.34	$0.23

The Company had approximately 79 stockholders of record as of March 5, 2013.  The Company has never paid cash dividends on the Company’s common stock. The Company intends to retain future earnings, if any, to finance the expansion of the Company’s business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company’s future payment of dividends will depend on the Company’s earnings, capital requirements, expansion plans, financial condition and other relevant factors.

In 2011, the Company’s Board of Directors granted stock option awards to 5 officers to purchase up to 2,150,000 shares of Jagged Peak common stock with an exercise price of $0.13 per common share, which also approximates the fair market value of the common stock on the date of grant. The options have a term of five years and vested ratably on a monthly basis over a one year period.

In 2012, the Company’s Board of Directors granted stock option awards to an officer to purchase up to 100,000 shares of Jagged Peak common stock with an exercise price of $0.25 per common share, which also approximates the fair market value of the common stock on the date of granted and an aggregate market value of approximately $25,000. The options have a term of nine years and eleven months and vested ratably on a monthly basis over a nine-month period.

Both the 2011 and 2012 grants of options were exempt from the registration provisions of the Securities Act of 1933, as amended, because they were made in private offerings under Section 4(2) thereof.

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

The grants of common stock to and repurchases of common stock from Moriah were exempt from the registration provisions of the Securities Act of 1933, as amended, because they were made in private offerings under section 4(2) thereof.

Item 6. Selected Financial Data

Not Applicable

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader’s understanding of the Company’s financial condition and results of operations and should be read in conjunction with the Company’s financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in the Company’s other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered “off balance sheet” pursuant to disclosure requirements under the SEC’s Item 303(c) of Regulation S-K.

OVERVIEW

Jagged Peak, Inc. is an e-commerce software and services company headquartered in Tampa, Florida, providing enterprise e-commerce technology and related fulfillment services. The Company's flagship product, EDGE™ (EDGE, Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service and repair, reverse logistics and marketing materials management, and automate other business processes through the use of the EDGE application and its related tools.  The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

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

The Company operates on a 52/53 week reporting year.  Therefore, the period ended December 28, 2012 and the period ended December 30, 2011 each consist of 52 weeks.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions.  These evaluations are performed and adjustments are made, as information is available.  Management believes that these estimates are reasonable however; actual results could differ from these estimates.

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

The Company’s EDGE software is a web-based product and is typically provided to its customers in a Software as a Service (“SaaS”) model.   Revenues are recognized ratably over the period the service is provided.  The method of payment can be based on the clients’ use of the system (transactions), a flat monthly fee or an annual fee.   Revenue for all methods of payment is recognized over the period the software is available to the client and the Company is responsible for providing software updates.

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

As a result of the change in the estimated life of capitalized software, profit before tax and net profit were approximately $64,000 and $40,000 higher, respectively, for both the fourth quarter and the full year ended December 30, 2011.  The per-share effect of this change is $0.00.

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

Sales to a single, multi-national customer with several brands amounted to approximately $31.7 million or approximately 85% of total revenue, and amounted to approximately $25.5 million, or approximately 83% of total revenue, during the 52-week periods ended December 28, 2012 and December 30, 2011, respectively.  Accounts receivable from this customer was approximately $2.5 million, or approximately 61% of total accounts receivable and approximately $1.9 million, or approximately 61% of total accounts receivable at December 28, 2012 and December 30, 2011, respectively.  The risk of this concentration is mitigated as the deferred revenue and customer deposits from this customer at December 28, 2012 and at December 30, 2011 was approximately $1.5 million.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $432,000 and $298,000 is considered necessary as of December 28, 2012 and December 30, 2011, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets.  In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, management’s judgment as to the likelihood of profitability and expectations of future performance, and other factors.  Management does not believe that a valuation allowance is necessary; however, the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.  Net loss carryforwards do not begin to expire until 2024.

Put Options

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah.  Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011.   The Company accounted for these shares as a reclassification of the value of the shares from permanent to temporary equity. Pursuant to the 2010 amendment to the Securities Issuance Agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak for the redemption price of $162,750 at a fixed price of $0.21 per common share in March 2011.

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

RESULTS OF OPERATIONS

For the 52-week period ended December 28, 2012 compared to the 52-week period ended December 30, 2011.

The following table summarizes selected financial data of the Company:

	2012	2011	Change	Percent
Net revenue	$37,232,700	$30,534,000	$6,698,700	22%

Cost of revenue	29,567,400	24,808,600	4,758,800	19%

Gross profit	7,665,300	5,725,400	1,939,900	34%

Selling, general and administrative expenses	6,418,100	5,674,500	743,600	13%

Income from operations	$1,247,200	$50,900	$1,196,300	2,350%

 The following table sets forth the Company’s capitalization as of December 28, 2012. The table should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Form 10-K filing.

Total current liabilities	$7,664,100
Long-term liabilities	2,728,900

Common stock; $.001 par value; 70,000,000 shares authorized; 16,279,074 shares issued and 16,156,583 outstanding at December 28, 2012	16,400
Additional paid-in capital	3,764,100
Treasury stock, 122,491 shares	(9,000)
Accumulated deficit	(2,854,900)
Accumulated other comprehensive loss	(44,500)
Total stockholders’ equity	872,100
Total liabilities and stockholders’ equity	$11,265,100

Revenues increased approximately $6,698,700, or 22%, to approximately $37,232,700 for the 52-week period ended December 28, 2012, as compared to approximately $30,534,000 for the 52-week period ended December 30, 2011. Greater e-commerce order volume for existing customers and the addition of new customers resulted in increases in the Company’s primary sources of revenue: fulfillment, technology fees, and new client implementations.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs and freight, increased by approximately $4,758,800 or 19%, to approximately $29,567,400 for the 52-week period ended December 28, 2012, as compared to approximately $24,808,600 for the 52-week period ended December 30, 2011. As a percentage of revenues, cost of revenue was approximately 79% for the 52-week period ended December 28, 2012, as compared to approximately 81% for the 52-week period ended December 30, 2011.  The decrease in cost of revenue as a percentage of revenue was primarily the result of improved management of fulfillment operations and client e-commerce platform implementations.

Selling, general and administrative expense increased by approximately $743,600, or 13%, to approximately $6,418,100 for the 52-week period ended December 28, 2012, as compared to approximately $5,674,500 for the 52-week period ended December 30, 2011. This increase was primarily related to additional employees hired to manage the increase in client orders processed.

Interest expense decreased by approximately $136,700 to approximately $281,600 for the 52-week period ended December 28, 2012, as compared to approximately $418,300 for the 52-week period ended December 30, 2011, due to the new, lower cost, credit facility from Fifth Third Bank, which bears interest at LIBOR plus 3.00%. This compares to the Moriah Loan and Security Agreement utilized in 2011, which had an interest rate of six percent (6%) above prime with a floor of ten percent (10%).  The cost savings from the new credit facility were partially offset by the interest on the new $2.388 million, 3.93% 5-year Term Loan, entered into on June 25, 2012 to finance the purchase of the Company’s previously leased warehouse facility in St. Petersburg, Florida.

The Company realized a profit from continuing operations before provision for income taxes of approximately $961,400 for the 52-week period ended December 28, 2012, compared with a loss from continuing operations before provision for income taxes of approximately $362,200 for the 52-week period ended December 30, 2011 as a result of the above-mentioned items.

Income tax expense was approximately $428,000 for the 52-week period ended December 28, 2012 compared to an income tax benefit of approximately $112,200 for the 52-week period ended December 30, 2011.  Differences between the taxable income and the effective tax rate used for 2012 and 2011, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. At December 28, 2012, the Company had estimated federal and state net operating loss carryforwards totaling approximately $3,055,000, which begin to expire in 2024. Management believes that there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of approximately $533,400 for the 52-week period ended December 28, 2012, compared with a net loss of approximately $250,000 for the 52-week period ended December 30, 2011.

Basic income per share from continuing operations for the 52-week period ended December 28, 2012 was $0.03 per weighted average share, compared with a basic loss of $0.02 per weighted average share for the 52-week period ended December 30, 2011.

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report “Adjusted EBITDA”. The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization, and stock option expense. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 52-week period ended December 28, 2012, was approximately $1,773,600 compared to approximately $601,300 in the prior year. The increase in the Adjusted EBITDA primarily relates to the increase in sales, improved operating margins from improved management of fulfillment operations and client implementation of customers’ e-commerce platforms. The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization, and stock option expense. The Company believes Adjusted EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. In order to provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided.

	For the period ended
	December 28, 2012	December 30, 2011
Net income (loss) as reported	$533,400	$(250,000)
Income tax expense (benefit)	428,000	(112,200)
Interest expense	281,600	418,300
Depreciation and software amortization	455,400	467,200
Stock option expense	75,200	78,000
Adjusted EBITDA	$1,773,600	$601,300

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

For the 52-week period ended December 28, 2012, the Company’s operations provided cash of approximately $1,486,700 compared to $1,752,000 for the 52-week period ended December 30, 2011. The $265,300 decrease in cash provided by operating activities primarily reflects changes in the various operating assets and liabilities, primarily deferred revenue and customer deposits.

Net cash used in the Company’s investing activities totaled $1,673,800 for the 52-week period ended December 28, 2012 consisting of equipment and improvements for the Company’s warehouses, the purchase of the St. Petersburg warehouse as well as the development of the Company’s software. The Company expects total capital expenditures for the year 2013 to be approximately $1,000,000 to $1,500,000.

The Company’s financing activities utilized cash of $1,340,000 for the 52-week period ended December 28, 2012 consisting of net payments on its line of credit and payments on its term loan and capital lease of warehouse equipment. This lease was paid out and the equipment purchased by the Company.

The Company’s primary sources of cash flow after March 2012 were from operations and borrowings under the Fifth Third credit facility. The Secured Revolving Term Note with Moriah Capital (the “Moriah Note”) was the primary source of cash flow for 2011 and the first quarter of 2012.

The Moriah Note was entered into in December 2009 and amended in March 2011. The note had up to $1,500,000 of availability based on eligible assets. Availability under the loan was based on 85% of eligible accounts receivable, in addition to other collateral.  The interest rate on the note was 10% and was paid on a monthly basis. Principal payments were not required until the final balloon payment was paid in March 2012.

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

Borrowings under the Facility bear interest at a rate equal to an applicable margin of LIBOR plus 3.00%. LIBOR was approximately 0.21% as of December 28, 2012.  In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the average daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with the Facility, will be sufficient to fund anticipated capital expenditures, operating expenses and other anticipated liquidity needs for the next twelve months. Anticipated debt maturity in 2014, and other unforseen events may require the Company to seek alternative financing, such as restructuring or refinancing of its long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or are not permitted under the the Facility and the Company defaulted on obligations, its debt could be accelerated and its lender may forclose on its assets.

On June 25, 2012, the Company purchased a previously leased warehouse facility for $3.0 million. The purchase was financed with a $2,388,000 5-year Term Loan (the “Term Loan”) amortized over 20 years and an approximately $612,000 down payment provided by the Facility. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap thereby fixing its effective rate on the Term Loan at 3.93%.

At December 28, 2012, the balance outstanding on the Facility and the Term Loan were approximately $520,000 and $2,328,300, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. The amendments in this standard are to be applied retrospectively and are effective for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company adopted ASU 2011-05 in the second quarter of fiscal 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, , the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

 Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

Jagged Peak, Inc.

For the Fiscal Years Ended December 28, 2012 and December 30, 2011
Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Jagged Peak, Inc.

We have audited the accompanying consolidated balance sheets of Jagged Peak, Inc. and Subsidiary (the Company) as of December 28, 2012 and December 30, 2011, and the related consolidated statements of comprehensive operations, changes in stockholders’ equity, and cash flows for the 52-week periods then ended, respectively. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. and Subsidiary as of December 28, 2012 and December 30, 2011, and the results of their operations and cash flows for the 52-week periods ended December 28, 2012 and December 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida
March 5, 2013

Jagged Peak, Inc.
Consolidated Balance Sheets

	December 28, 2012	December 30, 2011
Assets
Current assets:
Cash	$15,200	$1,542,300
Accounts receivable, net of allowance for doubtful accounts of $432,000 and $298,000 at December 28, 2012 and December 30, 2011, respectively	4,185,400	2,825,700
Other receivables, net of allowance of $0 and $35,000 at December 28, 2012 and December 30, 2011, respectively	584,800	468,200
Work in process, net of allowance of $0 and $30,000 at December 28, 2012 and December 30, 2011, respectively	71,300	120,400
Deferred tax asset	462,400	423,000
Other current	321,500	358,400
Total current assets	5,640,600	5,738,000

Property and equipment, net of accumulated depreciation of $1,963,300 and $1,932,300 at December 28, 2012 and December 30, 2011, respectively	3,807,400	631,900

Other assets:
EDGE applications, net of accumulated amortization of $2,025,300 and $1,864,800 at December 28, 2012 and December 30, 2011, respectively	1,057,900	627,000
Deferred tax asset	689,500	1,129,800
Capitalized debt issuance costs	69,700	0
Total long-term assets	5,624,500	2,388,700
Total assets	$11,265,100	$8,126,700

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$4,725,300	$3,731,100
Accrued payroll and bonuses	556,200	608,900
Other accrued expenses	286,100	67,400
Deferred rent	18,800	22,800
Deferred revenue and customer deposits	1,958,300	1,799,000
Notes Payable, current portion	119,400	1,350,000
Capital Lease	0	239,500
Total current liabilities	7,664,100	7,818,700

Long-term liabilities:
Notes Payable	2,728,900	0
Total long-term liabilities	2,728,900	0

Temporary equity – Common stock, subject to put rights on 0 and 1,000,000 shares at December 28, 2012 and December 30, 2011, respectively	0	170,000
Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 28, 2012 and December 30, 2011
Common stock, $.001 par value; 70,000,000 shares authorized; 16,279,074 shares issued and 16,156,583 outstanding at December 28, 2012, 16,305,961 shares issued and 16,183,470 outstanding at December 30, 2011	16,400	16,400
Additional paid-in capital	3,764,100	3,518,900
Treasury Stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(2,854,900)	(3,388,300)
Accumulated other comprehensive loss	(44,500)	0
Total stockholders' equity	872,100	138,000
Total liabilities and equity	$11,265,100	$8,126,700

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.
Consolidated Statements of Comprehensive Operations
52-Week Periods Ended

	December 28, 2012	December 30, 2011

Revenue	$37,232,700	$30,534,000

Cost of revenue	29,567,400	24,808,600

Gross profit	7,665,300	5,725,400

Selling, general and administrative expenses	6,418,100	5,674,500

Income from operations	1,247,200	50,900

Other (expense) income, net	(4,200)	5,200

Interest expense	(281,600)	(418,300)

Profit (loss) before tax expense (benefit)	961,400	(362,200)

Provision for income tax expense (benefit)	428,000	(112,200)

Net income (loss)	$533,400	$(250,000)

Other Comprehensive income (loss):
Change in fair value of interest rate swap	(71,400)	0
Tax Benefit	26,900	0
Other comprehensive loss, net of tax benefit	(44,500)	0

Comprehensive income (loss)	$488,900	$(250,000)

Weighted average number of common shares outstanding- basic	16,182,873	16,197,003

Net income (loss) per share - basic	$0.03	$(0.02)

Weighted average number of common shares and common equivalent shares outstanding	17,314,856	16,197,003

Diluted income (loss) per common share	$0.03	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.
        Consolidated Statements of Changes in Stockholders’ Equity
52-Week Periods Ended December 28, 2012 and December 30, 2011

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total
Balance, December 30, 2010	16,020,961	$16,100	$3,426,200	$(9,000)	$(3,138,300)	$0	$295,000

Redemption of Shares	(775,000)	(800)	800				0

Issuance of Shares	1,000,000	1,000	169,000				170,000

Reclassified to Temporary Equity			(170,000)				(170,000)

Issuance of Shares	60,000	100	14,900				15,000

Stock option expense			78,000				78,000

Net loss for the period					(250,000)		(250,000)

Balance, December 30, 2011	16,305,961	$16,400	$3,518,900	$(9,000)	$(3,388,300)	$0	$138,000

Reclassification of temporary equity			170,000				170,000

Stock option expense			75,200				75,200

Shares retired	(26,887)

Change in fair value of interest rate swap						(44,500)	(44,500)

Net income for the period					533,400		533,400

Balance, December 28, 2012	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,854,900)	$(44,500)	$872,100

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.
Consolidated Statements of Cash Flows
52-Week Periods Ended

	December 28, 2012	December 30, 2011
Operating activities
Net income (loss)	$533,400	$(250,000)
Adjustments to reconcile net income (loss) to net cash provided in operating activities:
Depreciation and software amortization	455,400	467,200
Stock option expense	75,200	78,000
Issuance of stock to lender for debt fees	0	15,000
Amortization of debt costs	105,900	327,900
Bad debt expense	133,800	400,100
Changes in:
Accounts receivable	(1,493,600)	(1,312,100)
Work-in-process	49,100	74,200
Other receivables	(116,600)	(269,100)
Deferred tax asset	400,900	(111,300)
Other assets	72,200	(119,200)
Accounts payable and accrued expenses	1,115,700	1,458,900
Deferred rent	(4,000)	7,900
Deferred revenue and customer deposits	159,300	984,500

Net cash flows provided by operating activities	1,486,700	1,752,000

Investing activities
Acquisition of property and equipment	(1,082,300)	(330,100)
Acquisition/development of software - EDGE applications	(591,500)	(357,700)

Cash flows used in investing activities	(1,673,800)	(687,800)

Financing activities
Payments to redeem shares held by lender	0	(162,800)
Payments made on term loan	(69,600)	0
Payments made for debt issuance costs	(210,800)	0
Net (payments) proceeds on line of credit	(820,100)	100,000
Payments on capital lease obligation	(239,500)	(9,900)

Cash flows used in financing activities	(1,340,000)	(72,700)

Net (decrease) increase in cash	(1,527,100)	991,500

Cash, beginning of period	1,542,300	550,800

Cash, end of period	$15,200	$1,542,300

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$165,400	$156,100

Supplemental disclosure of noncash investing and financing information:
Equipment obtained through capital lease	$0	$249,400

Purchase of building with term note	$2,388,000	$0

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to Audited Consolidated Financial Statements

52-Week Periods Ended December 28, 2012 and December 30, 2011

1.     General Background Information

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is an e-commerce software and services company headquartered in Tampa, Florida, providing enterprise e-commerce technology and related fulfillment services. The Company's flagship product, EDGE™ (EDGE, Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, incentive and rebate programs, customer service and repair, reverse logistics, and marketing materials management, and automate other business processes through the use of the EDGE application and its related tools.  The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

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

The Company operates on a 52/53 week reporting year.  Therefore, the period ended December 28, 2012 and the period ended December 30, 2011 consists of 52 weeks.

2.     Significant Accounting Policies

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America.  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions.  These evaluations are performed and adjustments are made, as information is available.  Management believes that these estimates are reasonable however; actual results could differ from these estimates.

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

The Company’s EDGE software is a web-based product and is typically provided to its customers in a Software as a Service (“SaaS”) model.   Revenues are recognized ratably over the period the service is provided.  The method of payment can be based on the clients’ use of the system (transactions), a flat monthly fee or an annual fee.   Revenue for all methods of payment is recognized over the period the software is available to the client and the Company is responsible for providing software updates.

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

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred until release to production are capitalized and were amortized over their useful life. Prior to September 30, 2011, the Company applied a three-year useful life. Beginning on October 1, 2011, the Company amortized these costs over a seven-year useful life.  The Company capitalized approximately $591,500 and $358,000 during the 52-week periods ended December 28, 2012 and December 30, 2011, respectively.  Amortization expenses related to capitalized software and charged to operations were approximately $160,600 and $255,000 for the 52-week periods ended December 28, 2012 and December 30, 2011, respectively.

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

Sales to a single, multi-national customer with several brands amounted to approximately $31.7 million, or approximately 85% of total revenue, and approximately $25.5 million, or approximately 83% of total revenue, during the 52-week periods ended December 28, 2012 and December 30, 2011, respectively.  Accounts receivable from this customer was approximately $2.5 million, or approximately 61% of total accounts receivable, and approximately $1.9 million, or approximately 61% of total accounts receivable, at December 28, 2012 and December 30, 2011, respectively.  The risk of this concentration is mitigated as the deferred revenue and customer deposits from this customer at December 28, 2012 and at December 30, 2011 was approximately $1.5 million.

The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $432,000 and $298,000 is considered necessary as of December 28, 2012 and December 30, 2011, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.  For the 52-week period ended December 28, 2012 and the 52-week period ended December 30, 2011, there were no impairments of intangible assets.

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

On June 25, 2012, the Company purchased its previously leased warehouse located in St. Petersburg, Florida for $3.0 million with the proceeds of a 5-year term loan.  At the date of purchase, the recorded values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively. The 5-year term loan balance was approximately $2,328,300 as of December 28, 2012.

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

Uncertain Tax Positions

The Company periodically assesses its tax positions taken for all open tax years and has not identified any uncertain tax positions.  The Company is not subject to examination by taxing authorities for years prior to 2009.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets.  In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, management’s judgment as to the likelihood of profitability and expectations of future performance, and other factors.  Management does not believe that a valuation allowance is necessary; however, the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.  Net loss carry forwards do not begin to expire until 2024.

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

In 2011, the Company amended its agreement with Moriah and issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium Moriah received related to the refinancing of the loan.  Moriah had the option until March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000.  On March 31, 2012, Moriah chose to retain the 1,000,000 collateral shares and the put option expired and the Company accounted for these shares as a reclassification of the value of the shares from temporary to permanent equity.

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

The swap agreement's fair value is calculated using Level 2 inputs. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities.  Level 2 inputs are based on observable market inputs (other than those included in Level 1) and are provided by the Company’s lender, Fifth Third Bank.

The fair value of the Company’s interest rate swap included in other accrued expenses:

	December 28, 2012	December 30, 2011
Interest Rate Swap	$71,500	$0

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

Foreign Currency

Generally, the functional currency of the Company’s international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. There were no recorded translation gains or losses for the 52-week periods ended December 28, 2012 and December 30, 2011.  Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur upon issuance of certain additional potential common stock shares. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options and warrants (the number of which is computed using the “treasury stock method”) and from outstanding convertible debentures (the number of which is computed using the “if converted method”). Diluted earnings per share considers the potential dilution that could occur if the Company’s outstanding common stock options, warrants and convertible debentures were exercised for or converted into common stock that then shared in the Company’s earnings (as adjusted for interest expense, that would no longer occur if the debentures were converted).

The weighted average number of shares was 16,182,873 and 16,197,003 for the 52-week periods ended December 28, 2012 and December 30, 2011, respectively.   The diluted weighted average number of shares was 17,314,856 and 16,918,903 for the 52-week periods ended December 28, 2012 and December 30, 2011, respectively.

Common stock equivalents for the 52-week period ended December 30, 2011 were anti-dilutive due to the net losses sustained by the Company during this period.  Therefore, the diluted weighted average common shares outstanding for the dilutive weighted average share calculation in the period ended December 30, 2011 excludes approximately 721,902 shares that could dilute earnings in future periods.

Recently Issued Financial Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, Comprehensive Income, Presentation of Comprehensive Income (ASU 2011-05), which eliminates the option of presenting other comprehensive income as part of the statement of changes in stockholders’ equity and instead requires the entity to present other comprehensive income as either a single statement of comprehensive income combined with net income or as two separate but continuous statements. The amendments in this standard are to be applied retrospectively and are effective for fiscal years, and interim periods within those years beginning after December 15, 2011. The Company adopted ASU 2011-05 in the second quarter of fiscal 2012. The adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2013, , the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force (“EITF”), the American Institute of Certified Public Accountants (“AICPA”), and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3.     Property and Equipment

Property and equipment consist of:

	December 28, 2012	December 30, 2011
Warehouse building	$1,433,000	$0
Warehouse equipment	1,144,100	684,000
Computer equipment and software	1,201,800	1,284,200
Leasehold improvements	314,900	205,700
Furniture and equipment	109,900	127,200
Capital leases	0	263,100
Total property and equipment	4,203,700	2,564,200

Less accumulated depreciation	1,963,300	1,932,300
Property and equipment, net of depreciation	$2,240,400	$631,900

Land	1,567,000	0

Net property and equipment and land	$3,807,400	$631,900

Depreciation expense for the 52-week periods ended December 28, 2012 and December 30, 2011 was approximately $294,800 and $211,800, respectively and is included in selling, general and administrative expenses.

4.     Other Assets

Other Current Assets includes capitalized debt issuance costs of $83,500 and $91,700 for the 52-week periods ended December 28, 2012 and December 30, 2011, respectively.

5.     Debt

Notes payable consist of:
	December 28, 2012	December 30, 2011

5-year term loan related to purchase of warehouse	$2,328,300	$0

$3.0 million senior credit facility, two year revolving line of credit	520,000	0

Moriah note payable	0	1,350,000

Less current portion	119,400	1,350,000

Long-term portion of notes payable	$2,728,900	$0

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan (the “Term Loan”) amortized over 20 years. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Term Loan. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount.  The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.20% as of December 28, 2012. The swap agreement qualifies as an “effective” hedge under GAAP. As of December 28, 2012, the fair market value of the interest rate swap included in other accrued expenses was approximately $71,500.

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

Borrowings under the Facility bear interest at a rate equal to an applicable margin of LIBOR plus 3.00%. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.  Average borrowings under the facility from March 23, 2012 to December 28, 2012 were approximately $1,259,000.

6.     Lease Commitments and Contingent Liabilities

The Company leases its corporate office under an operating lease with a 60-month term that commenced on March 1, 2011.  The following is a schedule, by year, of future minimum rental payments required under this lease, which is the Company’s only operating lease, that has an initial or remaining noncancelable lease term in excess of one year as of December 28, 2012:

Year Ending December
2013	$261,800
2014	276,200
2015	289,800
2016	48,700
Total	$876,500

Rent expense amounted to approximately $702,000 and $749,100 for the 52-week periods ended December 28, 2012 and December 30, 2011, respectively. Rent expense in 2012 included lease payments made through June 2012 to a related party for the warehouse located in St. Petersburg, Florida. On June 25, 2012, the Company purchased this warehouse building from a related party for the appraised value of $3.0 million. See Note 10. Related Parties for details of related party transactions.

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not anticipate any of these matters or any matters in the aggregate to have a material adverse effect on the Company’s business or its financial position or results of operations.

7.     Income Taxes

 Significant components of the provision for income taxes are as follows:

	Period Ended
	December 28, 2012	December 30, 2011
Deferred tax expense (benefit)
Federal	$528,500	$(99,200)
State	30,600	(13,200)
Foreign	(131,100)	200

Expense (benefit) for income taxes	$428,000	$(112,200)

The Company’s income tax expense in 2012 included the effect of the Company’s federal, state, and foreign tax benefits.    Income taxes are based on the estimation of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.  The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Period Ended
	December 28, 2012	December 30, 2011
Tax expense (benefit) at U.S. statutory rate	$326,900	$(123,100)
State income tax expense (benefit), net of federal expense (benefit)	58,200	(13,200)
Tax expense (benefit) on foreign operations different from U.S. rate	37,200	0
Effect of general non-deductible expenses	9,300	22,400
Other	(32,200)	(27,700)
Effect of amortization of employee stock option compensation	28,600	29,400
	$428,000	$(112,200)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 28, 2012 and December 30, 2011 are as follows:

	December 28, 2012	December 30, 2011
Current deferred tax assets:
Allowance for doubtful accounts	$162,500	$125,300
Work in process reserve	0	11,300
Net operating loss carryforward	269,000	263,400
Other	30,900	23,000
Total current deferred tax assets	462,400	423,000

Long-term deferred tax assets:
Net operating loss carryforward	1,043,900	1,326,000
Interest Rate Swap	26,900	0
Total long-term deferred tax assets	1,070,800	1,326,000

Long-term deferred tax liabilities:
Depreciation and Amortization	(381,300)	(196,200)

Net long-term deferred tax assets	689,500	1,129,800

Net deferred tax asset	$1,151,900	$1,552,800

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

As of December 28, 2012, the Company had U.S. (federal and state) net operating loss carryforwards of approximately $3,055,000 to reduce future taxable income, which will expire between 2024 and 2031. The Company also has a Canadian net operating loss carryforward of approximately $589,400 which does not begin to expire until 2029.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense.  There are no interest and penalties recognized in the financial statements.

8.     Stock Compensation

Overview

The Company's 2005 Stock Incentive Plan, as amended in July 2008 (“the Plan”), authorizes the Board of Directors to grant options to purchase up to 5,000,000 shares of common stock to key employees, officers, directors, and consultants.  The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant.  The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant.  The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board of Directors determines that special circumstances warrant a lower exercise price.

The Company's 2000 Stock Incentive Plan authorized the Board of Directors to grant options to purchase up to 100,000 shares of common stock to any employee or consultant during any one calendar year for both incentive stock options and non-qualified stock options.

Stock Option Awards
In 2011, the Company’s Board of Directors authorized stock option awards to certain officers to purchase up to 2,150,000 shares of Jagged Peak common stock with an exercise price of $0.125 per common share and an aggregate market value of approximately $268,750. The exercise price represents the fair market value of the common stock on the date of the grant. The options have a term of five years and vested over a one-year period.

In 2012, the Company’s Board of Directors authorized stock option awards to the Company’s Chief Financial Officer to purchase up to 100,000 shares of Jagged Peak common stock with an exercise price of $0.25 per common share and an aggregate market value of approximately $25,000. The exercise price represents the fair market value of the common stock on the date of the grant. The options have a term of nine years and eleven months and vested over a nine month period.

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

The Company values the options at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2011: the historical dividend rate of 0%; the risk-free interest rate of approximately 1.84% for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years, which was calculated based on the Company’s historical pattern of options granted and expected to be outstanding; an expected volatility of approximately 275%, which was calculated by review of the Company’s historical activity as well as that of comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being exercised prior to expiration or termination over the past five years.

The Company values the options at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2012: the historical dividend rate of 0%; the risk-free interest rate of approximately 0.10% for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years, which was calculated based on the Company’s historical pattern of options granted and expected to be outstanding; an expected volatility of approximately 275%, which was calculated by review of the Company’s historical activity as well as that of comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company’s historical rate of employee options being exercised prior to expiration or termination over the past five years.

The following summarizes the Company’s stock option and warrant activity and related information:

	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at December 30, 2010	1,500,782	$0.01	-	2.50	$0.68
Options granted	2,150,000		0.13		0.13
Options exercised	0		0.00		0.0
Options cancelled or expired	(1,415,000)	0.08	-	2.50	0.50
Outstanding at December 30, 2011	2,235,782	$0.01	-	0.30	$0.13
Options granted	100,000		0.25		0.25
Options exercised	0		0.00		0.0
Options cancelled or expired	0		0.00		0.0
Outstanding at December 28, 2012	2,335,782	$0.01	-	0.30	$0.14

Exercisable at December 28, 2012	2,335,782	$0.01	-	0.30	$0.14
Exercisable at December 30, 2011	1,607,700	$0.01	-	0.30	$0.14

The following table summarizes information about options outstanding and exercisable as of December 28, 2012:

Outstanding and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Price
$0.01	10,782	10,782	38.0	$0.01
$0.30	75,000	75,000	0.3	$0.30
$0.13	2,150,000	2,150,000	3.4	$0.13
$0.25	100,000	100,000	8.9	$0.25

As of December 28, 2012 and December 30, 2011, there were approximately 2,335,782 and 1,607,700 options exercisable at a weighted average exercise price of $0.14.   The weighted average fair value of options at the date of grant of the options was approximately $0.14 and $0.13 for 2012 and 2011, respectively.

The following table represents our nonvested stock option activity for the years ended December 28, 2012 and December 30, 2011:

	Number of Options	Weighted Average Exercise Price at Grant Date
Nonvested options – December 31, 2010	400,000	$0.08
Granted	2,150,000	0.13
Vested	(1,521,918)	0.13
Forfeited	(400,000)	0.13
Nonvested options – December 30, 2011	628,082	$0.08
Granted	100,000	0.25
Vested	(728,082)	0.14
Nonvested options – December 28, 2012	0	$0.00

At December 30, 2011, there was an aggregate intrinsic value of approximately $271,000 and $190,000 for options outstanding exercisable, respectively, based on the Company’s closing stock price of $0.25 as of the last business day of the period ended December 30, 2011 and December 28, 2012, which would have been received by the optionees had all options been exercised on that date.

There were no options exercised during the years ended December 28, 2012 and December 30, 2011.

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

Put Options

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah.  Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011.   The Company accounted for these shares as a reclassification of the value of the shares from permanent to temporary equity. Pursuant to the 2010 amendment to the Securities Issuance Agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak for the redemption price of $162,750 at a fixed price of $0.21 per common share in March 2011.

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

10.     Related Party Transactions

In 2011, subsequent to the lease expiration and to ensure Jagged Peak’s ability to renew the warehouse lease under similar terms, Ridge Rock Partners, LLC, (“Ridge Rock”) which is owned by a group of investors, including officers, directors and former officers of Jagged Peak, purchased the warehouse building from the bank that had taken ownership of it from the previous landlord. Ridge Rock entered into a lease with Jagged Peak on substantially the same terms as Jagged Peak had with its former landlord. Rent expense related to this lease agreement was approximately $239,700 and $170,000 for the 52-week period ended December 28, 2012 and December 30, 2011, respectively.

On June 25, 2012, the Company purchased its previously leased warehouse building located in St. Petersburg, Florida, from Ridge Rock for the appraised value of $3.0 million. The Company financed the purchase with a $2.388 million, 5-year term loan that is secured by the purchased property and amortized over 20 years.

In addition, Jagged Peak’s Chief Executive Officer, Chief Operations Officer, Chief Sales and Marketing Officer, a Director of the Company and the Employee Stock Option Plan (ESOP) collectively hold a majority of the common stock in an entity that was spun-off from the Company in 2010 and is now a variable interest of the Company. See Note 11, Variable Interest Entity.

11.     Variable Interest Entity

At December 28, 2012, the Company held a variable interest in an entity for which it is not the primary beneficiary. To determine that the Company is not a primary beneficiary, qualitative and quantitative factors were considered. The Company does not have the power to direct activities of the variable interest entity (“VIE”) which most significantly impact the VIE’s economic performance. In addition, the Company does not have an obligation to absorb losses or the right to receive residual returns. Therefore, the Company is not required to consolidate the operations of this VIE.

The Company’s only VIE at December 28, 2012 is an independent entity that was a wholly owned subsidiary of the Company until it was spun off in 2010. At the date of the spin-off, each shareholder of the Company received a 1/10th share of the new entity for each share of Company common stock owned. As a result, the majority owners of the Company are also the majority owners of the VIE.

The Company has less than a 1% ownership interest in the VIE. The Company is involved with this VIE as a non-controlling interest. The Company’s primary support of the VIE in 2012 was to subsidize a portion of the VIE’s operating costs until the VIE’s revenues increase or it raises sufficient capital to fund its operations. The Company’s maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to the amount the Company recorded on its balance sheet in “Other Receivables”, approximately $243,000 and $186,000, less a $0 and $35,000 allowance at December 28, 2012 and December 30, 2011,  respectively.

12.     Employee Stock Ownership Plan

In 2007, the Company established an Employee Stock Ownership Plan (ESOP), for the benefit of its employees and to purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive.  The plan was amended as of January 1, 2008.  Contributions to the ESOP are made at the discretion of the Board of Directors.  All employees of Jagged Peak that meet the 1,000 hours work requirement are eligible to participate in the ESOP.  Under the ESOP, which is 100% Company funded, Jagged Peak allocates contributed shares to participants based on their eligible annual compensation.  Compensation shall include but not be limited to the regular salaries and wages, overtime pay, bonuses, commissions and other amounts paid by Jagged Peak and taxable to the employee.  The value or number of Jagged Peak common stock shares that are contributed to the ESOP on an annual basis is completely subject to the discretion of the Board of Directors.  Any cash dividends or distributions paid with respect to shares of the ESOP trust will be retained and allocated in the same manner as other income of the ESOP trust.  Shares held by the ESOP trust will be treated as all other issued and outstanding common shares for earnings per share calculations.  For both 2012 and 2011, the Company recognized expense of $0 related to contributions to the ESOP.  All ESOP shares are considered outstanding for earnings per share computations.
The ESOP shares were as follows:

	December 28, 2012	December 30, 2011
Allocated Shares	1,136,480	1,163,367
Shares Released for Allocation	-	-
Unreleased Shares	-	-
Total ESOP Shares	1,136,480	1,163,367

13.     Subsequent Event

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended December 28, 2012 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 28, 2012.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2012 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 28, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of March 5, 2013 were as follows:

Name	Age	Position

Paul Demirdjian	52	Chairman of the Board of Directors, Chief Executive Officer and President
Vincent Fabrizzi	55	Chief Sales and Marketing Officer, Director
Daniel Furlong	65	Chief Operations Officer, Director
Albert Narvades	42	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Primrose Demirdjian	53	Director

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

Primrose Demirdjian – Director
Primrose Demirdjian is serving as the Company's Public Relations Director.  She currently serves on the board of the Tampa Bay International Business Council and leads the Children's Cancer Research Group at St. Joseph's Children's Hospital.  Prior to her tenure as president and co-founder of IBIS (June 1996), an Internet-related company, Mrs. Demirdjian was employed by GTE Data Services, Inc. where she held various administrative and technical positions.  Mrs. Demirdjian is married to Paul Demirdjian, the CEO of the Company.  Mrs. Demirdjian has served as an officer and as a board member since the inception of Jagged Peak in 2000.   Mrs. Demirdjian holds a Bachelor of Science in Management Information Systems from Nova Southeastern University of Florida.

 AUDIT COMMITTEE

The Audit Committee consists of the entire Board, as there are no independent Board members.  The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors and reviews and evaluates the Company’s internal control functions. As an advisory function of the committee, members also participate in financings and review budgets versus historical results throughout the year.  The Board of Directors determined that Dan Furlong qualifies as an audit committee financial expert as defined under the regulations of the SEC.

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

 CODE OF ETHICS

The Company’s Board of Directors has adopted a Code of Ethics applicable to all of the Company’s employees, including the Company’s Chief Executive Officer, Chief Sales and Marketing Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer and Controller. A copy of the Company’s Code of Ethics is attached as an exhibit to the December 30, 2005 Annual Report on Form 10-KSB. The Company intends to provide any disclosures that are required by the rules of the SEC, or which the Company would otherwise determine to be appropriate, with respect to amendments of, and waivers from the Company’s Code of Ethics by posting such disclosures on the Company’s Internet website, www.JaggedPeak.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on the Company’s review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that during 2012 all reporting persons timely complied with all filing requirements applicable to them.

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC and any securities exchanges on which the common stock of the Company trades, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of these reports.

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

The Company’s compensation program is based on the philosophy that the total cash compensation should vary with the performance of both the individual and the Company and any long-term incentive should be closely aligned with the interest of the stockholders. There are two cash components of the executives’ salary, a base salary and a bonus structure that compensates the executives for both their individual performance and the overall Company performance.

Long-term incentives are generally realized through the granting of stock options to executive officers and key employees.

The Company also implemented an employee stock ownership plan in 2007 for the benefit of its employees.  At this time, the Company has no other long-term incentive plans for its executive officers and employees.

Stock Options

Stock options are granted to aid in the retention of executive officers and key employees and to align the interests of executive officers and key employees with those of the stockholders.  The level of stock options granted (i.e., the number of shares subject to each stock option grant) is based on the employee’s ability to impact future corporate results.  An employee’s ability to impact future corporate results depends on the level and amount of job responsibility of the individual.  Therefore, the level of stock options granted is proportional to the Company’s evaluation of each employee’s job responsibility.   Stock options are granted at a price not less than the fair market value of the Company’s common stock on the date granted.

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 28, 2012 to or for the benefit of the Company’s Chief Executive Officer, Chief Financial Officer and other named executive officers that are considered the Company’s most highly compensated whose total annual salary and bonus compensation exceeded $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	(2)	Total ($)

Paul Demirdjian,	2012	211,400	63,700	—	—	22,700		297,800
Chairman of the Board of Directors, Chief Executive Officer and President	2011	157,300	44,500	—	75,000	39,600		316,400
Vincent Fabrizzi	2012	209,700	70,100	—	—	22,700		302,500
Chief Sales and Marketing Officer, Director	2011	147,700	48,700	—	62,500	40,600		299,500
Daniel Furlong	2012	209,700	73,500	—	—	22,700		305,900
Chief Operations Officer, Director	2011	147,700	44,700	—	62,500	39,600		294,500
Albert Narvades (1)	2012	172,300	48,500	—	25,000	21,900		267,700
Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2011	13,500	—	—	—	500		14,000

(1)	Albert Narvades was appointed Senior Vice President, Chief Financial Officer, Treasurer and Secretary effective November 21, 2011.
(2)	All other compensation consists of taxable auto allowance and company paid health insurance premiums.

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

OPTION GRANTS TO NAMED EXECUTIVE OFFICERS IN LAST FISCAL YEAR

In 2012, the Company’s Board of Directors authorized stock option awards to the Company’s Chief Financial Officer to purchase up to one hundred thousand (100,000) shares of Jagged Peak common stock with an exercise price of $0.25 per common share which was the fair market value of the common stock at the date of grant.   The options have a term of nine years and eleven months and vested over a nine month period.

In 2012, the Company’s Board of Directors did not grant options to anyone other than the Company’s Chief Financial Officer.

In 2011, the Company’s Board of Directors voted to grant a total of two million, one hundred and fifty thousand shares (2,150,000) to our Chief Executive Officer, Chief Financial Officer and other named executive officers.  The exercise price was $0.13 per share which was the fair market value of the Company’s common stock on the date of grant. The options have a five-year term and vest ratably over one year.

In 2011, the Company’s Board of Directors did not grant options to employees other than named executive officers.

STOCK OPTION PLANS

The Company's 2005 Stock Incentive Plan, as amended in July 2008 (“the Plan”), authorizes the Board of Directors to grant options to purchase up to 5,000,000 shares of common stock to key employees, officers, directors, and consultants.  The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant.  The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant.  The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board of Directors determines that special circumstances warrant a lower exercise price.

The Company's 2000 Stock Incentive Plan authorized the Board of Directors to grant options to purchase up to 100,000 shares of common stock to any employee or consultant during any one calendar year for both incentive stock options and non-qualified stock options.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

     The following table summarizes equity awards granted to Named Executive Officers that were outstanding as of December 28, 2012:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $
Paul Demirdjian, Chairman of the Board of Directors, Chief Executive Officer and President (1)	600,000	0	0	$0.13	May 9, 2016	0	0.00	0	0.00

Vincent Fabrizzi, Chief Sales and Marketing Officer, Director (2)	500,000	0	0	$0.13	May 9, 2016	0	0.00	0	0.00

Daniel Furlong, Chief Operations Officer, Director (3)	500,000	0	0	$0.13	May 9, 2016	0	0.00	0	0.00

Albert Narvades, Senior Vice President, Chief Financial Officer, Treasurer and Secretary (4)	100,000	0	0	$0.25	November 21, 2021	0	0.00	0	0.00

(1)	Consists of a grant made on May 9, 2011.

(2)	Consists of a grant made on May 9, 2011.

(3)	Consists of a grant made on May 9, 2011.

(4)	Consists of a grant made on January 10, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 28, 2012, with respect to the Company’s stock option plans under which common stock is authorized for issuance, as well as information regarding other compensatory options granted outside of the Company’s stock option plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	2,250,000	$0.13	2,750,000

Equity compensation plans not approved by shareholders	85,782	$0.26	__

Total	2,335,782	$0.13	2,750,000

The Company's 2005 Stock Incentive Plan, as amended in July 2008 (“the Plan”), authorizes the Board of Directors to grant options to purchase up to 5,000,000 shares of common stock to key employees, officers, directors, and consultants.  The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant.  The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant.  The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board of Directors determines that special circumstances warrant a lower exercise price.

The Company's 2000 Stock Incentive Plan authorized the Board of Directors to grant options to purchase up to 100,000 shares of common stock to any employee or consultant during any one calendar year for both incentive stock options and non-qualified stock options.

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

Under federal securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Form 10-K filing, including upon the exercise of options, warrants or convertible securities. The Company determined a beneficial owner’s percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Form 10-K filing, have been exercised or converted.

Except with respect to beneficial ownership of shares attributed to the named person, the following table does not give effect to the issuance of shares in the event outstanding common stock options are exercised.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The address of each beneficial owner in the table set forth below is care of Jagged Peak, Inc., 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Paul Demirdjian and Primrose Demirdjian (1)	5,650,084	35%
Daniel Furlong (2)	3,390,077	21%
Vincent Fabrizzi (3)	3,390,077	21%
Albert Narvades (4)	100,000	1%
Executive Officers and Directors and others (as a group of 5 persons)	12,530,238	77%

(1)
All shares are held jointly with Primrose Demirdjian and include 750,000 shares underlying stock options exercisable at $0.13 per share. In addition, Paul Demirdjian has fully vested ownership of 103,046 shares in the Employee Stock Option Plan. These shares are not included in the table above.

(2)
Includes 500,000 shares underlying stock options exercisable at $0.13 per share. In addition, Daniel Furlong has fully vested ownership of  97,443 shares in the Employee Stock Option Plan. These shares are not included in the table above.

(3)
Includes 500,000 shares underlying stock options exercisable at $0.13 per share. In addition, Vincent Fabrizzi has fully vested ownership of 99,445 shares in the Employee Stock Option Plan. These shares are not included in the table above.

(4)	Consists of 100,000 shares underlying stock options exercisable at $0.25 per share.

Item 13. Certain Relationships and Related Transactions, and Directors’ Independence

On August 1, 2011, the Company entered into a ten-year lease with Ridge Rock Partners, an entity owned by  a group of investors, including Executive Officers of Jagged Peak, Paul Demirdjian, Vincent Fabrizzi, and Jagged Peak’s former CFO, Andrew Norstrud. These people formed Ridge Rock Partners, LLC to purchase the warehouse building that the Company was leasing in St. Petersburg, Florida from the bank that had taken ownership of the building from the previous landlord. The Company paid Ridge Rock, LLC approximately $32,000 per month, terms that were substantially the same as the Company paid its former landlord. This lease terminated when the Company purchased the warehouse building from Ridge Rock on June 25, 2012.

The Company does not have any independent board members and does not expect to add any in 2012.  The members of the Board currently own approximately 70% of the Company’s common stock and all have a long history with the Company and in its industry.   The Board believes there is sufficient segregation between the Board’s financial statement overview responsibilities and the Chief Financial Officer’s responsibilities for financial reporting and the Company’s compliance responsibilities.

Item 14. Principal Accountants Fees and Services

Audit Fees

During 2012, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $75,000 for audit work and review of our Form 10-K, 10-Q and 8-K filings.  During 2011, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $87,000 for audit work and review of our Form 10-K, 10-Q and 8-K filings.

Audit Related Fees

None

Tax Fees

During 2012, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $18,000 to prepare our federal and state tax returns.  During 2011, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $9,700 to prepare our federal and state tax returns.  The audit committee approved all fees.

All Other Fees

None

The Board of Directors has not adopted any pre-approval policies and approves all engagements with the Company’s auditors prior to performance of services by them.

Item 15. Exhibits

Exhibit Number	Description

2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the Form 8-K filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-B12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on November 10, 2008, and incorporated herein by reference)

3.3	Amended and Restated By-Laws (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on September 04, 2008, and incorporated herein by reference)

10.6*	Employee Stock Ownership Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 29, 2006 and incorporated herein by reference)

10.7*	2005 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.8*	2000 Stock Incentive Plan (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

10.10*	2005 Stock Incentive Plan as amended in July 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

10.11*
Employee Stock Ownership Plan, as amended in January 2008 (Included as an exhibit to Registrant’s Annual Report on Form 10-Q for the quarter ended September 26, 2008 and incorporated herein by reference)

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

10.20
Employment Agreement dated November 21, 2011 between the Company and Albert Narvades (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2011 and incorporated herein by reference)

10.21
Lease agreement dated August 1, 2011 between the Company and Ridge Rock Partners, LLC (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2011 and incorporated herein by reference)

10.22
Loan Agreement – Revolving Line of Credit dated March 23rd, 2012 between the Company and Fifth Third Bank (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2011 and incorporated herein by reference)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this to be signed on its behalf by the undersigned, thereunto duly authorized.

JAGGED PEAK, INC.

BY:	/s/ Paul Demirdjian
Paul Demirdjian
Chairman of the Board of Directors, Chief Executive Officer and President

BY:	/s/ Albert Narvades
Albert Narvades
Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Date: March 5, 2013

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Paul Demirdjian	Chairman of the Board of Directors,	March 5, 2013
Paul Demirdjian	Chief Executive Officer and President

/s/ Vincent Fabrizzi	Chief Sales and Marketing Officer, Director	March 5, 2013
Vincent Fabrizzi

/s/ Daniel Furlong	Chief Operations Officer, Director	March 5, 2013
Daniel Furlong

/s/ Primrose Demirdjian	Director	March 5, 2013
Primrose Demirdjian

Exhibit Index

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.