Form 10-Q
period 2013-03-29
JAGGED PEAK, INC.
filed 2013-05-10
CIK 1121793

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_____________

FORM 10-Q
_____________

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2013

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission file number: 000-31715
_____________

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

The Registrant had 16,279,074 shares of common stock, par value $0.001 per share, outstanding as of  May 10, 2013.

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements (Unaudited)

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 29, 2013

Contents

Unaudited Consolidated Financial Statements

Jagged Peak, Inc.
Consolidated Balance Sheets

	March 29, 2013 (Unaudited)	December 28, 2012 (Audited)
Assets
Current assets:
Cash	$58,000	$15,200
Accounts receivable, net of allowance for doubtful accounts of $404,400 and $432,000 at March 29, 2013 and December 28, 2012, respectively	4,385,000	4,185,400
Other receivables	520,400	584,800
Work in process	39,200	71,300
Deferred tax asset – current portion	462,400	462,400
Other current assets	468,100	321,500
Total current assets	5,933,100	5,640,600

Property and equipment, net of accumulated depreciation of $2,057,400 and $1,963,300 at March 29, 2013 and December 28, 2012, respectively	3,865,000	3,807,400

Other assets:
EDGE applications, net of accumulated amortization of $2,078,900 and $2,025,300 at March 29, 2013 and December 28, 2012, respectively	1,166,100	1,057,900
Deferred tax asset	641,600	689,500
Capitalized debt issuance costs	49,000	69,700
Total long-term assets	5,721,700	5,624,500
Total assets	$11,654,800	$11,265,100

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$3,267,800	$4,725,300
Accrued payroll and bonuses	247,100	556,200
Other accrued expenses	201,200	286,100
Deferred rent	20,200	18,800
Notes payable, current portion	1,799,400	119,400
Deferred revenue and customer deposits	2,968,100	1,958,300
Total current liabilities	8,503,800	7,664,100

Long-term liabilities:
Notes Payable	2,179,100	2,728,900
Total long-term liabilities	2,179,100	2,728,900

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 29, 2013 and December 28, 2012	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,279,074 shares issued and 16,156,583 outstanding at March 29, 2013 and December 28, 2012	16,400	16,400
Additional paid-in capital	3,764,100	3,764,100
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(2,756,600)	(2,854,900)
Accumulated other comprehensive loss	(43,000)	(44,500)
Total stockholders' equity	971,900	872,100
Total liabilities and stockholders' equity	$11,654,800	$11,265,100

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.
Consolidated Statements of Comprehensive Income
(Unaudited)

	Thirteen Week Period Ended
	March 29, 2013	March 30, 2012

Revenue	$10,351,700	$8,421,800

Cost of revenue	8,200,600	6,848,100

Gross profit	2,151,100	1,573,700

Selling, general and administrative expenses	1,887,200	1,348,000

Income from operations	263,900	225,700

Other (expense) income, net	(29,800)	3,000
Interest expense	(50,500)	(129,600)
Profit before tax expense	183,600	99,100

Provision for income tax expense	85,300	46,300

Net income	$98,300	$52,800

Other comprehensive income	2,400	0
Tax expense	(900)	0
Other comprehensive income, net of tax	1,500	0

Comprehensive income	$99,800	$52,800

Weighted average number of common shares outstanding – basic	16,156,583	16,183,470

Net income per share – basic	$0.01	$0.00

Weighted average number of common shares outstanding – fully diluted	17,363,554	17,215,668

Net income per share – fully diluted	$0.01	$0.00

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
13 Weeks Ended March 29, 2013 and March 30,2012
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 30, 2011	16,305,961	$16,400	$3,518,900	$(9,000)	$(3,388,300)	$0	$138,000

Stock option expense			33,500				33,500

Net income for the period					52,800		52,800

Balance, March 30, 2012	16,305,961	$16,400	$3,552,400	$(9,000)	$(3,335,500)	$0	$224,300

Balance, December 28, 2012	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,854,900)	$(44,500)	$872,100

Change in fair value of interest rate swap						1,500	1,500

Net income for the period					98,300		98,300

Balance, March 29, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,756,600)	$(43,000)	$971,900

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	13 Week Period Ended
	March 29, 2013	March 30, 2012
Operating activities
Net income	$98,300	$52,800
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and software amortization	147,600	91,300
Stock option expense	0	33,500
Amortization of debt costs	20,700	67,400
Bad debt expense	(27,600)	0
Changes in:
Accounts receivable	(171,900)	(564,200)
Work-in-process	32,100	20,900
Other current assets	(146,600)	(38,100)
Other receivables	64,400	87,200
Deferred tax asset	47,900	(24,800)
Accounts payable and accrued expenses	(1,850,000)	(1,123,100)
Deferred rent	1,400	15,300
Deferred revenue and customer deposits	1,009,800	296,000
Net cash flows used in operating activities	(773,900)	(1,085,800)

Investing activities
Acquisition of property and equipment	(151,700)	(181,100)
Acquisition/development of software - EDGE applications	(161,900)	(141,500)
Cash flows used in investing activities	(313,600)	(322,600)

Financing activities
Net proceeds on notes payable	1,160,100	500,100
Payments on term loan	(29,800)	0
Payments on capital lease obligation	0	(239,500)
Cash flows provided by financing activities	1,130,300	260,600

Net increase (decrease) in cash	42,800	(1,147,800)

Cash, beginning of period	15,200	1,542,300

Cash, end of period	$58,000	$394,500

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$30,000	$112,600
Cash paid for taxes	$38,000	$0

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.
Notes to the Unaudited Consolidated Financial Statements
For the 13 Week Periods Ended March 29, 2013 and March 30, 2012

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

The Company operates on a 52/53 week reporting year.  Therefore, the period ended March 29, 2013 and the period ended March 30, 2012 each consist of 13 weeks.

2.      Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at March 29, 2013 and December 28, 2012, (b) the consolidated statements of comprehensive income for the 13-week periods ended March 29, 2013 and March 30, 2012, (c) the consolidated statements of changes in stockholders’ equity for the 13-week periods ended March 29, 2013 and March 30, 2012, and (d) the consolidated statements of cash flows for the 13-week periods ended March 29, 2013 and March 30, 2012 have been made.

All financial information has been rounded to the nearest hundred.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 28, 2012.

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

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred until release to production are capitalized and amortized over their useful life. The Company capitalized approximately $161,900 and $141,500 during the 13-week periods ended March 29, 2013 and March 30, 2012, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week periods ended March 29, 2013 and March 30, 2012 was approximately $53,500 and $32,300, respectively.

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

Sales to a single, multi-national customer with several brands amounted to approximately $8.8 million, or approximately 85% of total revenue, and approximately $7.3 million, or approximately 87% of total revenue, during the 13-week periods ended March 29, 2013 and March 30, 2012, respectively. Accounts receivable from this customer was approximately $2.6 million, or approximately 60% of total accounts receivable and approximately $2.5 million or approximately 61% of total accounts receivable, at March 29, 2013 and December 28, 2012, respectively. The risk of this concentration is mitigated as the deposits from this customer at March 29, 2013 and at March 30, 2012 were approximately $2.5 million and $1.5 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers.  Accounts receivable are stated at cost less an allowance for doubtful accounts.  The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $404,400 and $432,000 is considered necessary as of March 29, 2013 and December 28, 2012, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Equipment held under capital leases is stated at the present value of the minimum lease payments and amortized on a straight-line basis over the estimated useful life of the asset.  Depreciation expense was $94,100 and $59,000 for the 13-week periods ended March 29, 2013 and March 30, 2012, respectively, and is included in selling, general and administrative expenses.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

	Years

Building		20
Warehouse equipment	3	-	10
Furniture and equipment	3	-	7
Computer equipment and software	1	-	7
Leasehold improvements	Lease term

On June 25, 2012, the Company purchased its previously leased warehouse located in St. Petersburg, Florida for $3.0 million with the proceeds of a 5-year term loan. At the date of purchase, the recorded values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively. The 5-year term loan balance was approximately $2,298,500 as of March 29, 2013 and $2,328,300 as of December 28, 2012.

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

Foreign Currency

Generally, the functional currency of the Company’s international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. There were no recorded translation gains or losses for the 13-week periods ended March 29, 2013 and March 30, 2012. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur upon issuance of certain additional potential common stock shares. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options (the number of which is computed using the “treasury stock method”). Diluted earnings per share considers the potential dilution that could occur if the Company’s outstanding common stock options were exercised for or converted into common stock that then shared in the Company’s.

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

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at December 30, 2011	2,235,782	0.01	-	0.30	0.13
Options granted	100,000		0.25		0.25
Options exercised	0		0		0
Options cancelled or expired	0		0		0
Outstanding at December 28, 2012	2,335,782	$0.01	-	0.30	$0.14
Options granted	0		0		0
Options exercised	0		0		0
Options cancelled or expired	0		0		0
Outstanding at March 29, 2013	2,335,782	$0.01	-	0.30	$0.14

Exercisable at March 29, 2013	2,335,782	$0.01	-	0.30	$0.14
Exercisable at December 30, 2012	1,607,700	$0.01	-	0.30	$0.14

 The following table summarizes information about options outstanding and exercisable as of March 29, 2013:

Outstanding and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (in years)	Weighted Average Price
$0.01	10,782	10,782	37.7	$0.01
$0.30	75,000	75,000	0.1	$0.30
$0.13	2,150,000	2,150,000	3.1	$0.13
$0.25	100,000	100,000	8.7	$0.25

4.      Debt

Notes payable consist of:

	March 29, 2013	December 28, 2012

5-year term loan related to purchase of warehouse	$2,298,500	$2,328,300

$3.0 million senior credit facility, two year revolving line of credit	1,680,000	520,000

Less current portion	1,799,400	119,400

Long-term portion of notes payable	$2,179,100	$2,728,900

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan (the “Term Loan”) amortized over 20 years. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Term Loan. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount.  The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.20% as of March 29, 2013. The swap agreement qualifies as an “effective” hedge under U.S. GAAP. As of March 29, 2013, the fair market value of the interest rate swap included in other accrued expenses is approximately $69,000.

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

On March 22, 2013, the Company amended the Facility to reduce the interest rate to an applicable margin of LIBOR plus 2.50%.  Prior to this Amendment, borrowings under the Facility bore interest at a rate equal to an applicable margin of LIBOR plus 3.00%.  In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.  The amount available for borrowing under the Facility was $1,320,000 and $220,000 as of March 29, 2013 and December 28, 2012.

5.  Related Party Transaction

In 2011, subsequent to the lease expiration and to ensure Jagged Peak’s ability to renew the warehouse lease under similar terms, Ridge Rock Partners, LLC, (“Ridge Rock”) which is owned by a group of investors, including officers, directors and former officers of Jagged Peak, purchased the warehouse building from the bank that had taken ownership of it from the previous landlord. Ridge Rock entered into a lease with Jagged Peak on substantially the same terms as Jagged Peak had with its former landlord. Rent expense related to this lease agreement was approximately $0 and $101,000 for the 13-week period ended March 29, 2013 and March 30, 2012, respectively.  This lease was terminated on June 25, 2012.

On June 25, 2012, the Company purchased its previously leased warehouse building located in St. Petersburg, Florida, from Ridge Rock for the appraised value of $3.0 million. The Company financed the purchase with a $2.388 million, 5-year term loan that is secured by the purchased property and amortized over 20 years.

In addition, Jagged Peak’s Chief Executive Officer, Chief Operations Officer, Chief Sales and Marketing Officer, a Director of the Company and the Employee Stock Option Plan (ESOP) collectively hold a majority of the common stock in an entity that was spun-off from the Company in 2010 and is now a variable interest of the Company. See Note 11, Variable Interest Entity, in the report on Form 10-K for the year ended December 28, 2012.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of the Company’s financial condition, operations, plans, objectives and performance that involve risk, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase the Company’s product sales and potentially establish additional license relationships, these are forward-looking statements. The words “expect”, “anticipate”, “estimate” or similar expressions are also used to indicate forward-looking statements. The following discussions should be read in conjunction with the Company’s financial statements and the notes thereto presented in "Item 1 – Financial Statements" and the Company’s audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s report on Form 10-K for the year ended December 28, 2012.

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

The Company operates on a 52/53 week reporting year.  Therefore, the period ended March 29, 2013 and the period ended March 30, 2012 each consist of 13 weeks.

RESULTS OF OPERATIONS

For the 13-week period ended March 29, 2013 compared to the 13-week period ended March 30, 2012

Revenues increased $1,929,900, or 23%, to $10,351,700 for the 13-week period ended March 29, 2013, as compared to $8,421,800 for the 13-week period ended March 30, 2012. Greater e-commerce order volume for existing customers and the addition of new customers resulted in increases in the Company’s primary sources of revenue: fulfillment, technology fees, and implementation of clients’ e-commerce sites.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs and freight, increased by $1,352,500 or 20%, to $8,200,600 for the 13-week period ended March 29, 2013, as compared to $6,848,100 for the 13-week period ended March 30, 2012. As a percentage of revenues, cost of revenue was 79% for the 13-week period ended March 29, 2013, as compared to 81% for the 13-week period ended March 30, 2012. The decrease in cost of revenue as a percentage of revenue was primarily the result of improved management of fulfillment operations and client e-commerce platform implementations.

Selling, general and administrative expense increased by $539,200, or 40%, to $1,887,200 for the 13-week period ended March 29, 2013, as compared to $1,348,000 for the 13-week period ended March 30, 2012. This increase was primarily related to hiring of additional project managers to oversee the increase in projects and client transactions.

Interest expense decreased by $79,100 to $50,500 for the 13-week period ended March 29, 2013, as compared to $129,600 for the 13-week period ended March 30, 2012, due to the new, lower cost, credit facility from Fifth Third Bank, which bore interest at LIBOR plus 3.00% through March 22, 2013 and LIBOR plus 2.50% thereafter. This compares to the Moriah Loan and Security Agreement utilized in the first quarter of 2012, which had an interest rate of six percent (6%) above prime with a floor of ten percent (10%). The cost savings from the new credit facility were partially offset by the interest on the new $2.388 million, 3.93% 5-year Term Loan, entered into on June 25, 2012 to finance the purchase of the Company’s previously leased warehouse facility in St. Petersburg, Florida.

The Company realized a profit from continuing operations before provision for income taxes of $183,600 for the 13-week period ended March 29, 2013, as compared to $99,100 for the 13-week period ended March 30, 2012.

Income tax expense was $85,300 for the 13-week period ended March 29, 2013 compared to an income tax expense of $46,300 for the 13-week period ended March 30, 2012. Differences between the taxable income and the effective tax rate used for 2013 and 2012, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of March 29, 2013, the Company had U.S. (federal and state) net operating loss carry forwards of $2,677,100 to reduce future taxable income, which will expire between 2024 and 2031.  The Company also has a Canadian net operating loss carry forward of $776,200 which does not begin to expire until 2029. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $98,300 for the 13-week period ended March 29, 2013, compared with net income of $52,800 for the 13-week period ended March 30, 2012.

Basic income per share from continuing operations for the 13-week period ended March 29, 2013 was $0.01 per weighted average share, compared with basic income of $0.00 per weighted average share for the 13-week period ended March 30, 2012.

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

For the 13-week period ended March 29, 2013, the Company’s operations used cash of approximately $773,900.  Cash used by operating activities reflects changes in the various operating assets and liabilities, primarily accounts payable, accrued liabilities and client deposits.

Net cash used in the Company’s investing activities totaled $313,600 for the 13-week period ended March 29, 2013 consisting of equipment and development of the Company’s software. The Company expects total capital expenditures for the year 2013 to be approximately $1,000,000 to $1,500,000.

The Company’s financing activities provided cash of $1,130,300 for the 13-week period ended March 29, 2013 consisting of net borrowings on its line of credit and payments on its term loan.

The Company’s primary sources of cash flow after March 2012 were from operations and borrowings under the Fifth Third credit facility. The Secured Revolving Term Note with Moriah Capital (the “Moriah Note”) was the primary source of cash flow for the first quarter of 2012.

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

Borrowings under the Facility bear interest at a rate equal to an applicable margin of LIBOR plus 2.50%. LIBOR was approximately 0.20% as of March 29, 2013. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the average daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with the Facility, will be sufficient to fund anticipated capital expenditures, operating expenses and other anticipated liquidity needs for the next twelve months. Anticipated debt maturity in 2014, and other unforeseen events may require the Company to seek alternative financing, such as restructuring or refinancing of its long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or are not permitted under the Facility and the Company defaulted on obligations, its debt could be accelerated and its lender may foreclose on its assets.

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

At March 29, 2013, the balance outstanding on the Facility and the Term Loan were approximately $1,680,000 and $2,298,500, respectively.

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

Sales to a single, multi-national customer with several brands amounted to approximately $8.8 million, or approximately 85% of total revenue, and approximately $7.3 million, or approximately 87% of total revenue, during the 13-week periods ended March 29, 2013 and March 30, 2012, respectively. Accounts receivable from this customer was approximately $2.6 million, or approximately 60% of total accounts receivable and approximately $2.5 million or approximately 61% of total accounts receivable, at March 29, 2013 and December 28, 2012, respectively. The risk of this concentration is mitigated as the deposits from this customer at March 29, 2013 and at March 30, 2012 were approximately $2.5 million and $1.5 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of consumers.  Accounts receivable are stated at cost less an allowance for doubtful accounts.  The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $404,400 and $432,000 is considered necessary as of March 29, 2013 and December 28, 2012, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 13-week period ended March 29, 2013 was approximately $381,700 compared to approximately $353,500 for the 13-week period ended March 30, 2012. The increase in the Adjusted EBITDA primarily relates to the increase in sales, improved operating margins from improved management of fulfillment operations, implementation of clients’ e-commerce sites and lower borrowing costs. These improvements were partially offset by higher salaries and wages. The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization, and stock option expense. The Company believes Adjusted EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the 13-week period ended
	March 29, 2013	March 30, 2012
Net income as reported	$98,300	$52,800
Income tax expense	85,300	46,300
Interest expense	50,500	129,600
Depreciation and amortization	147,600	91,300
Stock option expense	0	33,500
Adjusted EBITDA	$381,700	$353,500

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2013.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 29, 2013, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 29, 2013.

(b)
Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended March 29, 2013 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated May 10, 2013

31.2	Certification of the Chief Financial Officer dated May 10, 2013

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated May 10, 2013

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated May 10, 2013

Exhibit 101.1 Interactive Data File:

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	May 10, 2013
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ Albert Narvades	May 10, 2013
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)