Form 10-Q
period 2013-06-28
JAGGED PEAK, INC.
filed 2013-08-09
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 28, 2013

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

The Registrant had 16,156,583 shares of common stock, par value $0.001 per share, outstanding as of August 9, 2013.

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

Signatures

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements

26 Week Period Ended June 28, 2013 (Unaudited), the

26 Week Period Ended June 29, 2012 (Unaudited) and

December 28, 2012 (Audited)

Contents

Consolidated Financial Statements

Jagged Peak, Inc.

Consolidated Balance Sheets

	June 28, 2013 (Unaudited)	December 28, 2012 (Audited)
Assets
Current assets:
Cash	$338,300	$15,200
Accounts receivable, net of allowance for doubtful accounts of $502,200 and $432,000 at June 28, 2013 and December 28, 2012, respectively	4,687,700	4,185,400
Other receivables	541,200	584,800
Work in process	80,100	71,300
Deferred tax asset	462,400	462,400
Other current assets	373,100	321,500
Total current assets	6,482,800	5,640,600

Property and equipment, net of accumulated depreciation of $2,159,900 and $1,963,300 at June 28, 2013 and December 28, 2012, respectively	3,894,700	3,807,400

Other assets:
EDGE applications, net of accumulated amortization of $2,138,300 and $2,025,300 at June 28, 2013 and December 28, 2012, respectively	1,311,200	1,057,900
Deferred tax asset	475,100	689,500
Capitalized debt issuance costs	28,000	69,700
Total long-term assets	5,709,000	5,624,500
Total assets	$12,191,800	$11,265,100

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$4,057,100	$4,725,300
Accrued payroll and bonuses	480,200	556,200
Other accrued expenses	295,400	286,100
Deferred rent	20,200	18,800
Notes payable, current portion	1,719,400	119,400
Deferred revenue and customer deposits	2,252,100	1,958,300
Total current liabilities	8,824,400	7,664,100

Long-term liabilities:
Long-term debt	2,149,200	2,728,900
Total long-term liabilities	2,149,200	2,728,900

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 28, 2013 and December 28, 2012	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,279,074 shares issued and 16,156,583 outstanding at June 28, 2013 and December 28, 2012	16,400	16,400
Additional paid-in capital	3,764,100	3,764,100
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(2,532,100)	(2,854,900)
Accumulated other comprehensive loss	(21,200)	(44,500)
Total stockholders' equity	1,218,200	872,100
Total liabilities and stockholders' equity	$12,191,800	$11,265,100

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012

Revenue	$10,716,600	$8,349,100	$21,068,300	$16,770,900

Cost of revenue	8,560,300	6,604,800	16,760,900	13,452,900

Gross profit	2,156,300	1,744,300	4,307,400	3,318,000

Selling, general and administrative expenses	1,693,500	1,442,000	3,580,700	2,790,000

Income from operations	462,800	302,300	726,700	528,000

Other expense	32,100	27,700	61,900	24,700
Interest expense	53,900	33,900	104,400	163,500
Profit before tax expense	376,800	240,700	560,400	339,800

Provision for income tax expense	152,300	132,200	237,600	178,500

Net income	$224,500	$108,500	$322,800	$161,300

Other comprehensive income (loss)	35,100	(65,800)	37,500	(65,800)
Tax benefit (expense)	(13,300)	24,700	(14,200)	24,700
Other comprehensive income (loss), net of tax	21,800	(41,100)	23,300	(41,100)

Comprehensive income	$246,300	$67,400	$346,100	$120,200

Weighted average number of common shares outstanding – basic	16,156,583	16,183,470	16,156,583	16,183,470

Net income per share – basic	$0.01	$0.01	$0.02	$0.01

Weighted average number of common shares outstanding – fully diluted	17,626,466	17,252,884	17,626,466	17,252,884

Net income per share – fully diluted	$0.01	$0.01	$0.02	$0.01

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

        Consolidated Statement of Changes in Stockholders’ Equity

26 Weeks Ended June 28, 2013

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total
Balance, December 28, 2012	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,854,900)	$(44,500)	872,100

Change in fair value of interest rate swap						23,300	23,300

Net income for the period					322,800		322,800

Balance, June 28, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,532,100)	$(21,200)	$1,218,200

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Weeks Ended
	June 28, 2013	June 29, 2012
Operating activities
Net income	$322,800	$161,300
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and software amortization	309,600	192,300
Stock option expense	0	75,200
Amortization of debt costs	20,700	67,400
Bad debt expense	70,200	(149,200)
Changes in:
Accounts receivable	(572,500)	(304,400)
Work in process	(8,800)	(12,800)
Other current assets	(30,600)	(123,700)
Other receivables	43,600	68,200
Deferred tax asset	214,400	129,400
Accounts payable and accrued expenses	(711,600)	(627,100)
Deferred rent	1,400	(8,100)
Deferred revenue and customer deposits	293,800	330,100
Net cash flows used in operating activities	(47,000)	(201,400)

Investing activities
Acquisition of property and equipment	(283,900)	(925,900)
Acquisition/development of software - EDGE applications	(366,400)	(291,300)
Cash flows used in investing activities	(650,300)	(1,217,200)

Financing activities
Net proceeds from notes payable	1,080,000	200,100
Payments on term loan	(59,600)	0
Payments on capital lease obligation	0	(239,500)
Cash flows provided by (used in) financing activities	1,020,400	(39,400)

Net increase (decrease) in cash	323,100	(1,458,000)

Cash, beginning of period	15,200	1,542,300

Cash, end of period	$338,300	$84,300

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$63,000	$117,600
Cash paid during the period for taxes	$38,000	$0
Purchase of building with term note	$0	$2,388,000

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 26 Week Periods Ended June 28, 2013 and

the 13 and 26 Week Periods Ended June 29, 2012

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

Jagged Peak operates two warehouses in Florida and a network of 21 independently owned fulfillment warehouses throughout North America that enable its clients to provide faster delivery to their customers, while lowering overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables the Company’s clients to achieve their customer service goals while reducing cost and internal infrastructure.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which are managed through technology provided by Jagged Peak, Inc.

The Company operates on a 52/53 week reporting year. Therefore, the period ended June 28, 2013 and the period ended June 29, 2012 each consist of 26 weeks.

2.     Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at June 28, 2013 and December 28, 2012, (b) the consolidated statements of comprehensive income for the 13 and 26-week periods ended June 28, 2013 and June 29, 2012, (c) the consolidated statements of changes in stockholders’ equity for the 26-week periods ended June 28, 2013 and June 29, 2012, and (d) the consolidated statements of cash flows for the 26-week periods ended June 28, 2013 and June 29, 2012, and have been made.

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

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred from release to production are capitalized and amortized over their useful life. The Company capitalized approximately $204,500 and $149,800 during the 13-week periods ended June 28, 2013 and June 29, 2012, respectively. The Company capitalized approximately $366,400 and $291,300 during the 26-week periods ended June 28, 2013 and June 29, 2012, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week periods ended June 28, 2013 and June 29, 2012 was approximately $59,500 and $37,100, respectively. Amortization expense related to capitalized software and charged to operations for the 26-week periods ended June 28, 2013 and June 29, 2012 was approximately $113,000 and $69,400, respectively.

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

Sales to a single, multi-national customer with several brands amounted to approximately $8.8 million, or approximately 82% of total revenue, and approximately $7.0 million, or approximately 84% of total revenue, during the 13-week periods ended June 28, 2013 and June 29, 2012, respectively. Sales to a single, multi-national customer with several brands amounted to approximately $18.8 million, or approximately 89% of total revenue, and approximately $14.3 million, or approximately 85% of total revenue, during the 26-week periods ended June 28, 2013 and June 29, 2012, respectively. Accounts receivable from this customer was approximately $2.6 million, or approximately 56% of net accounts receivable and approximately $2.5 million, or approximately 61% of net accounts receivable, at June 28, 2013 and December 28, 2012, respectively. The risk of this concentration is mitigated as the deposits from this customer at June 28, 2013 and at December 28, 2012 were approximately $1.8 million and $1.5 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $502,200 and $432,000 is considered necessary as of June 28, 2013 and December 28, 2012, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Equipment held under capital leases is stated at the present value of the minimum lease payments and amortized on a straight-line basis over the estimated useful life of the asset. Depreciation expense was $102,500 and $59,000 for the 13-week periods ended June 28, 2013 and June 29, 2012, respectively, and $196,600 and $122,900 for the 26-week periods ended June 28, 2013 and June 29, 2012, respectively. Depreciation expense is included in selling, general and administrative expenses.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

	Years

Building		20
Warehouse equipment	3	-	10
Furniture and equipment	3	-	7
Computer equipment and software	1	-	7
Leasehold improvements		Lease term

On June 25, 2012, the Company purchased its previously leased warehouse located in St. Petersburg, Florida for $3.0 million with the proceeds of a 5-year term loan. At the date of purchase, the recorded values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively. The 5-year term loan balance was approximately $2,268,600 as of June 28, 2013 and $2,328,300 as of December 28, 2012.

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

Foreign Currency

Generally, the functional currency of the Company’s international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. There were no recorded translation gains or losses for the 26-week periods ended June 28, 2013 and June 29, 2012. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur upon issuance of certain additional potential common stock shares. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options (the number of which is computed using the “treasury stock method”). Diluted earnings per share considers the potential dilution that could occur if the Company’s outstanding common stock options were exercised for or converted into common stock that then shared in the Company’s earnings.

Recently Issued Financial Accounting Standards

Recent accounting pronouncements issued by the Financial Accounting Standards Board, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at December 30, 2011	2,235,782	0.01	-	0.30	0.13
Options granted	100,000		0.25		0.25
Options exercised	0		0		0
Options cancelled or expired	0		0		0
Outstanding at December 28, 2012	2,335,782	$0.01	-	0.30	$0.14
Options granted	0		0		0
Options exercised	0		0		0
Options cancelled or expired	(75,000)		.30		.30
Outstanding at June 28, 2013	2,260,782	$0.01	-	0.25	$0.13

Exercisable at June 28, 2013	2,260,782	$0.01	-	0.25	$0.13
Exercisable at December 28, 2012	2,335,782	$0.01	-	0.30	$0.14

The following table summarizes information about options outstanding and exercisable as of June 28, 2013:

Outstanding and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Price
$0.01	10,782	10,782	37.5	$0.01
$0.13	2,150,000	2,150,000	2.9	$0.13
$0.25	100,000	100,000	8.4	$0.25

4.  Debt

Notes payable consist of:

	June 28, 2013	December 28, 2012

5-year Term Loan related to purchase of warehouse	$2,268,600	$2,328,300

$3.0 million Senior Credit Facility, two year revolving line of credit	1,600,000	520,000

Total	3,868,600	2,848,300

Current portion	(1,719,400)	(119,400)

Long-term portion of notes payable	$2,149,200	$2,728,900

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan (the “Term Loan”) amortized over 20 years. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Term Loan. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.19% as of June 28, 2013. The swap agreement qualifies as an “effective” hedge under U.S. GAAP. As of June 28, 2013, the fair market value of the interest rate swap included in other accrued expenses is approximately $33,900.

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

On March 22, 2013, the Company amended the Facility to reduce the interest rate to an applicable margin of LIBOR plus 2.50%. Prior to this Amendment, borrowings under the Facility bore interest at a rate equal to an applicable margin of LIBOR plus 3.00%. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty. The amount available for borrowing under the Facility was $1,400,000 and $2,480,000 as of June 28, 2013 and December 28, 2012, respectively. As of June 28, 2013, the current portion of notes payable includes all amounts due under the Facility.

5. Related Party Transaction

In 2011, subsequent to the lease expiration and to ensure Jagged Peak’s ability to renew the warehouse lease under similar terms, Ridge Rock Partners, LLC, (“Ridge Rock”) which is owned by a group of investors, including officers, directors and former officers of Jagged Peak, purchased the warehouse building from the bank that had taken ownership of it from the previous landlord. Ridge Rock entered into a lease with Jagged Peak on substantially the same terms as Jagged Peak had with its former landlord. Rent expense related to this lease agreement was approximately $0 and $101,000 for the 26-week periods ended June 28, 2013 and June 29, 2012, respectively. This lease was terminated on June 25, 2012.

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

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of the Company’s financial condition, operations, plans, objectives and performance that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase the Company’s product sales and potentially establish additional license relationships, these are forward-looking statements. The words “expect”, “anticipate”, “estimate” or similar expressions are also used to indicate forward-looking statements. You should not rely on any forward-looking statements which speak only as of the date hereof. The following discussions should be read in conjunction with the Company’s financial statements and the notes thereto presented in "Item 1 – Financial Statements" and the Company’s audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s report on Form 10-K for the year ended December 28, 2012.

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

Jagged Peak operates two warehouses in Florida and a network of 21 independently owned fulfillment warehouses throughout North America that enable its clients to provide faster delivery to their customers, while lowering overall delivery costs. The EDGE application is able to automatically route the orders to the optimal warehouse based on an established set of factors such as service, cost and priority. This enables the Company’s clients to achieve their customer service goals while reducing cost and internal infrastructure.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which are managed through technology provided by Jagged Peak, Inc.

The Company operates on a 52/53 week reporting year. Therefore, the period ended June 28, 2013 and the period ended June 29, 2012 each consist of 26 weeks.

RESULTS OF OPERATIONS

For the 13-week period ended June 28, 2013 compared to the 13-week period ended June 29, 2012

Revenues increased $2,367,500, or 28%, to $10,716,600 for the 13-week period ended June 28, 2013, as compared to $8,349,100 for the 13-week period ended June 29, 2012. Greater e-commerce order volume for existing customers and the addition of new customers resulted in increases in the Company’s primary sources of revenue: fulfillment, technology fees, and implementation of clients’ e-commerce sites.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs and freight, increased by $1,955,500 or 30%, to $8,560,300 for the 13-week period ended June 28, 2013, as compared to $6,604,800 for the 13-week period ended June 29, 2012. As a percentage of revenue, cost of revenue was 80% for the 13-week period ended June 28, 2013, as compared to 79% for the 13-week period ended June 29, 2012.

Selling, general and administrative expense increased by $251,500, or 17%, to $1,693,500 for the 13-week period ended June 28, 2013, as compared to $1,442,000 for the 13-week period ended June 29, 2012. This increase was primarily related to hiring of additional personnel to support new and existing customers.

Interest expense increased by $20,000 to $53,900 for the 13-week period ended June 28, 2013, as compared to $33,900 for the 13-week period ended June 29, 2012, due to interest on the $2.388 million, 3.93% 5-year Term Loan, entered into on June 25, 2012 to finance the purchase of the Company’s previously leased warehouse facility in St. Petersburg, Florida.

The Company realized a profit from continuing operations before provision for income taxes of $376,800 for the 13-week period ended June 28, 2013, as compared to $240,700 for the 13-week period ended June 29, 2012.

Income tax expense was $152,300 for the 13-week period ended June 28, 2013 compared to an income tax expense of $132,200 for the 13-week period ended June 29, 2012. Differences between the taxable income and the effective tax rate used for 2013 and 2012, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of June 28, 2013, the Company had U.S. (federal and state) net operating loss carry forwards of $2,195,200 to reduce future taxable income, which will expire between 2024 and 2031. The Company also has a Canadian net operating loss carry forward of $903,500 which does not begin to expire until 2029.

Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $224,500 for the 13-week period ended June 28, 2013, compared with net income of $108,500 for the 13-week period ended June 29, 2012.

Basic income per share from continuing operations for the 13-week period ended June 28, 2013 was $0.01 per weighted average share, compared with basic income of $0.01 per weighted average share for the 13-week period ended June 29, 2012.

For the 26-week period ended June 28, 2013 compared to the 26-week period ended June 29, 2012

Revenues increased $4,297,400, or 26%, to $21,068,300 for the 26-week period ended June 28, 2013, as compared to $16,770,900 for the 26-week period ended June 29, 2012. Greater e-commerce order volume for existing customers and the addition of new customers resulted in increases in the Company’s primary sources of revenue: fulfillment, technology fees, and implementation of clients’ e-commerce sites.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs and freight, increased by $3,308,000 or 25%, to $16,760,900 for the 26-week period ended June 28, 2013, as compared to $13,452,900 for the 26-week period ended June 29, 2012. As a percentage of revenue, cost of revenue was 80% for the 26-week period ended June 28, 2013, as compared to 80% for the 26-week period ended June 29, 2012.

Selling, general and administrative expense increased by $790,700, or 28%, to $3,580,700 for the 26-week period ended June 28, 2013, as compared to $2,790,000 for the 26-week period ended June 29, 2012. This increase was primarily related to hiring of additional personnel to support new and existing customers.

Interest expense decreased by $59,100 to $104,400 for the 26-week period ended June 28, 2013, as compared to $163,500 for the 26-week period ended June 29, 2012, due to the new, lower cost, credit facility from Fifth Third Bank, which bore interest at LIBOR plus 3.00% through March 22, 2013 and LIBOR plus 2.50% thereafter. This compares to the Moriah Loan and Security Agreement utilized in the first quarter of 2012, which had an interest rate of six percent (6%) above prime with a floor of ten percent (10%). The cost savings from the new credit facility were partially offset by the interest on the new $2.388 million, 3.93% 5-year Term Loan, entered into on June 25, 2012 to finance the purchase of the Company’s previously leased warehouse facility in St. Petersburg, Florida.

The Company realized a profit from continuing operations before provision for income taxes of $560,400 for the 26-week period ended June 28, 2013, as compared to $339,800 for the 26-week period ended June 29, 2012.

Income tax expense was $237,600 for the 26-week period ended June 28, 2013 compared to an income tax expense of $178,500 for the 26-week period ended June 29, 2012. Differences between the taxable income and the effective tax rate used for 2013 and 2012, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of June 28, 2013, the Company had U.S. (federal and state) net operating loss carry forwards of $2,195,200 to reduce future taxable income, which will expire between 2024 and 2031. The Company also has a Canadian net operating loss carry forward of $903,500 which does not begin to expire until 2029.

Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $322,800 for the 26-week period ended June 28, 2013, compared with net income of $161,300 for the 26-week period ended June 29, 2012.

Basic income per share from continuing operations for the 26-week period ended June 28, 2013 was $0.02 per weighted average share, compared with basic income of $0.01 per weighted average share for the 26-week period ended June 29, 2012.

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

For the 26-week period ended June 28, 2013, the Company’s operations used cash of approximately $47,000. Cash used by operating activities reflects changes in the various operating assets and liabilities, primarily accounts payable, accrued liabilities and client deposits.

Net cash used in the Company’s investing activities totaled $650,300 for the 26-week period ended June 28, 2013 consisting of equipment and development of the Company’s software. The Company expects total capital expenditures for the year 2013 to be approximately $1,000,000 to $1,500,000.

The Company’s financing activities provided cash of $1,020,400 for the 26-week period ended June 28, 2013 consisting of net borrowings on its line of credit and payments on its term loan.

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

Borrowings under the Facility bear interest at a rate equal to an applicable margin of LIBOR plus 2.50%. LIBOR was approximately 0.20% as of June 28, 2013. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the average daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with the Facility, will be sufficient to fund working capital needs, anticipated capital expenditures and other anticipated liquidity needs for the next twelve months. The anticipated maturity of the Facility in 2014 and other unforeseen events may require the Company to seek alternative financing, such as restructuring or refinancing of its long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives are not available in a timely manner or on satisfactory terms or are not permitted under the Facility and the Company defaulted on its obligations, its debt could be accelerated and its lender may foreclose on its assets.

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

At June 28, 2013, the balance outstanding on the Facility and the Term Loan were approximately $1,600,000 and $2,268,600, respectively. As of June 28, 2013, the current portion of notes payable includes all amounts due under the Facility.

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

Sales to a single, multi-national customer with several brands amounted to approximately $8.8 million, or approximately 82% of total revenue, and approximately $7.0 million, or approximately 84% of total revenue, during the 13-week periods ended June 28, 2013 and June 29, 2012, respectively. Sales to a single, multi-national customer with several brands amounted to approximately $18.8 million, or approximately 89% of total revenue, and approximately $14.3 million, or approximately 85% of total revenue, during the 26-week periods ended June 28, 2013 and December 28, 2012, respectively. Accounts receivable from this customer was approximately $2.6 million, or approximately 56% of net accounts receivable and approximately $2.5 million, or approximately 61% of net accounts receivable, at June 28, 2013 and December 28, 2012, respectively. The risk of this concentration is mitigated as the deposits from this customer at June 28, 2013 and at December 28, 2012 were approximately $1.8 million and $1.5 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $502,200 and $432,000 is considered necessary as of June 28, 2013 and December 28, 2012, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 26-week period ended June 28, 2013 was approximately $974,400 compared to approximately $770,800 for the 26-week period ended June 29, 2012. The increase in the Adjusted EBITDA primarily relates to the increase in sales, improved operating margins from improved management of fulfillment operations, implementation of clients’ e-commerce sites and lower borrowing costs. These improvements were partially offset by higher salaries and wages. The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization, and stock option expense. The Company believes Adjusted EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the 26-weeks ended
	June 28, 2013	June 29, 2012
Net income as reported	$322,800	$161,300
Income tax expense	237,600	178,500
Interest expense	104,400	163,500
Depreciation and amortization	309,600	192,300
Stock option expense	0	75,200
Adjusted EBITDA	$974,400	$770,800

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 28, 2013, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 28, 2013.

(b)

Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended June 28, 2013 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1 Certification of the Chief Executive Officer dated August 9, 2013

31.2 Certification of the Chief Financial Officer dated August 9, 2013

32.1 Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated August 9, 2013

32.2 Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated August 9, 2013

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

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	August 9, 2013
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ Albert Narvades	August 9, 2013
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)