Form 10-Q
period 2013-09-27
JAGGED PEAK, INC.
filed 2013-11-08
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

_____________

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2013

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

The Registrant had 16,156,583 shares of common stock, par value $0.001 per share, outstanding as of November 8, 2013.

Table of Contents

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements

39 Week Period Ended September 27, 2013 (Unaudited), the

39 Week Period Ended September 28, 2012 (Unaudited) and

December 28, 2012 (Audited)

Contents

Consolidated Financial Statements

Jagged Peak, Inc.

Consolidated Balance Sheet

	September 27, 2013 (Unaudited)	December 28, 2012 (Audited)
Assets
Current assets:
Cash	$123,400	$15,200
Accounts receivable, net of allowance for doubtful accounts of $456,300 and $432,000 at September 27, 2013 and December 28, 2012, respectively	5,027,200	4,185,400
Other receivables	546,000	584,800
Work in process	184,000	71,300
Deferred tax asset	634,800	462,400
Other current assets	304,900	321,500
Total current assets	6,820,300	5,640,600

Property and equipment, net of accumulated depreciation of $2,272,300 and $1,963,300 at September 27, 2013 and December 28, 2012, respectively	4,056,800	3,807,400

Other assets:
EDGE applications, net of accumulated amortization of $2,207,200 and $2,025,300 at September 27, 2013 and December 28, 2012, respectively	1,535,500	1,057,900
Deferred tax asset	127,400	689,500
Capitalized debt issuance costs	67,900	69,700
Total long-term assets	5,787,600	5,624,500
Total assets	$12,607,900	$11,265,100

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$4,410,500	$4,725,300
Accrued payroll and bonuses	328,300	556,200
Other accrued expenses	330,400	286,100
Deferred rent	20,200	18,800
Notes payable, current portion	119,400	119,400
Deferred revenue and customer deposits	2,486,300	1,958,300
Total current liabilities	7,695,100	7,664,100

Long-term liabilities:
Long-term debt	3,419,400	2,728,900
Total long-term liabilities	3,419,400	2,728,900

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 27, 2013 and December 28, 2012	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,279,074 shares issued and 16,156,583 outstanding at September 27, 2013 and December 28, 2012	16,400	16,400
Additional paid-in capital	3,764,100	3,764,100
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(2,252,800)	(2,854,900)
Accumulated other comprehensive loss	(25,300)	(44,500)
Total stockholders' equity	1,493,400	872,100
Total liabilities and stockholders' equity	$12,607,900	$11,265,100

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012

Revenue	$11,319,900	$8,717,800	$32,388,200	$25,488,700

Cost of revenue	8,982,300	6,656,300	25,743,200	20,109,200

Gross profit	2,337,600	2,061,500	6,645,000	5,379,500

Selling, general and administrative expenses	1,851,900	1,613,800	5,432,600	4,403,800

Income from operations	485,700	447,700	1,212,400	975,700

Other (expense) income	23,900	28,000	(38,000)	3,300
Interest expense	(51,300)	(58,400)	(155,700)	(221,900)
Profit before income tax expense	458,300	417,300	1,018,700	757,100

Provision for income tax expense	179,000	163,100	416,600	341,600

Net income	$279,300	$254,200	$602,100	$415,500

Other comprehensive income (loss)	(6,500)	(13,200)	31,000	(79,000)
Tax benefit (expense)	2,400	4,900	(11,800)	29,600
Other comprehensive income (loss), net of tax	(4,100)	(8,300)	19,200	(49,400)

Comprehensive income	$275,200	$245,900	$621,300	$366,100

Weighted average number of common shares outstanding – basic	16,156,583	16,305,961	16,156,583	16,305,961

Net income per share – basic	$0.02	$0.02	$0.04	$0.03

Weighted average number of common shares outstanding – fully diluted	17,750,829	17,659,459	17,665,156	17,485,199

Net income per share – fully diluted	$0.02	$0.01	$0.03	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

        Consolidated Statement of Changes in Stockholders’ Equity

39-Week Period Ended September 27, 2013

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additinal Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Total
Balance, December 28, 2012	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,854,900)	$(44,500)	872,100

Change in fair value of interest rate swap						19,200	19,200

Net income for the period					602,100		602,100

Balance, September 27, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,252,800)	$(25,300)	$1,493,400

 The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39-Week Period Ended
	September 27, 2013	September 28, 2012
Operating activities
Net income	$602,100	$415,500
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and software amortization	490,800	322,300
Stock option expense	0	75,200
Amortization of debt costs	55,400	85,000
Bad debt expense	24,300	4,200
Changes in:
Accounts receivable	(866,100)	(852,400)
Work in process	(112,700)	57,800
Other current assets	(37,000)	(76,400)
Other receivables	38,800	131,700
Deferred tax asset	389,700	129,400
Accounts payable and accrued expenses	(479,200)	(642,100)
Deferred rent	1,400	(6,100)
Deferred revenue and customer deposits	528,000	210,200
Net cash flows provided by (used in) operating activities	635,500	(145,700)

Investing activities
Acquisition of property and equipment	(558,200)	(970,000)
Acquisition/development of software - EDGE applications	(659,600)	(422,900)
Cash flows used in investing activities	(1,217,800)	(1,392,900)

Financing activities
Net proceeds from notes payable	780,000	580,200
Payments on term loan	(89,500)	0
Payments on capital lease obligation	0	(239,500)
Cash flows provided by financing activities	690,500	340,700

Net increase (decrease) in cash	108,200	(1,197,900)

Cash, beginning of period	15,200	1,542,300

Cash, end of period	$123,400	$344,400

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$94,000	$142,700
Cash paid during the period for taxes	$38,000	$0
Purchase of building with term note	$0	$2,388,000

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 39 Week Periods Ended September 27, 2013 and

the 13 and 39 Week Periods Ended September 28, 2012

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

The Company operates on a 52/53 week reporting year. Therefore, the period ended September 27, 2013 and the period ended September 28, 2012 each consist of 39 weeks.

2.     Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at September 27, 2013 and December 28, 2012, (b) the consolidated statements of comprehensive income for the 13 and 39-week periods ended September 27, 2013 and September 28, 2012, (c) the consolidated statements of changes in stockholders’ equity for the 39-week period ended September 27, 2013, and (d) the consolidated statements of cash flows for the 39-week periods ended September 27, 2013 and September 28, 2012, and have been made.

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

Work in process represents costs and services which have been provided and properly recognized based on the above policies, however have not been billed to the client.

Shipping and handling costs are classified as cost of revenues.

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred from release to production are capitalized and amortized over their useful life. The Company capitalized approximately $293,200 and $131,700 during the 13-week periods ended September 27, 2013 and September 28, 2012, respectively. The Company capitalized approximately $660,000 and $423,000 during the 39-week periods ended September 27, 2013 and September 28, 2012, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week periods ended September 27, 2013 and September 28, 2012 was approximately $68,800 and $43,200, respectively. Amortization expense related to capitalized software and charged to operations for the 39-week periods ended September 27, 2013 and September 28, 2012 was approximately $181,800 and $112,600, respectively.

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

Sales to a single, multi-national customer with several brands amounted to approximately $9.6 million, or approximately 85% of total revenue, and approximately $7.2 million, or approximately 83% of total revenue, during the 13-week periods ended September 27, 2013 and September 28, 2012, respectively. Sales to a single, multi-national customer with several brands amounted to approximately $28.3 million, or approximately 87% of total revenue, and approximately $21.5 million, or approximately 85% of total revenue, during the 39-week periods ended September 27, 2013 and September 28, 2012, respectively. Accounts receivable from this customer was approximately $3.4 million, or approximately 68% of net accounts receivable and approximately $2.5 million, or approximately 61% of net accounts receivable, at September 27, 2013 and December 28, 2012, respectively. The risk of this concentration is mitigated as the deposits from this customer at September 27, 2013 and at September 28, 2012 were approximately $1.9 million and $1.5 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $456,300 and $432,000 is considered necessary as of September 27, 2013 and December 28, 2012, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Equipment held under capital leases is stated at the present value of the minimum lease payments and amortized on a straight-line basis over the estimated useful life of the asset. Depreciation expense was $112,400 and $86,800 for the 13-week periods ended September 27, 2013 and September 28, 2012, respectively, and $309,000 and $210,000 for the 39-week periods ended September 27, 2013 and September 28, 2012, respectively. Depreciation expense is included in selling, general and administrative expenses.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

	Years
Building		20
Warehouse equipment	3	-	10
Furniture and equipment	3	-	7
Computer equipment and software	1	-	7
Leasehold improvements	Lease term

On June 25, 2012, the Company purchased its previously leased warehouse located in St. Petersburg, Florida for $3.0 million with the proceeds of a 5-year term loan. At the date of purchase, the recorded values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively. The 5-year term loan balance was approximately $2,238,800 as of September 27, 2013 and $2,328,300 as of December 28, 2012.

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

Foreign Currency

Generally, the functional currency of the Company’s international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. There were no recorded translation gains or losses for the 39-week periods ended September 27, 2013 and September 28, 2012. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

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

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Prices			Weighted Average Exercise Price

Outstanding at December 30, 2011	2,235,782	0.01	-	0.30	0.13
Options granted	100,000			0.25	0.25
Options exercised	0		0		0
Options cancelled or expired	0		0		0
Outstanding at December 28, 2012	2,335,782	$0.01	-	0.30	$0.14
Options granted	0		0		0
Options exercised	0		0		0
Options cancelled or expired	(75,000)		.30		.30
Outstanding at September 27, 2013	2,260,782	$0.01	-	0.25	$0.13

Exercisable at September 27, 2013	2,260,782	$0.01	-	0.25	$0.13
Exercisable at December 28, 2012	2,335,782	$0.01	-	0.30	$0.14

The following table summarizes information about options outstanding and exercisable as of September 27, 2013:

Outstanding and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Price
$0.01	10,782	10,782	37.2	$0.01
$0.13	2,150,000	2,150,000	2.6	$0.13
$0.25	100,000	100,000	8.2	$0.25

4. Debt

Notes payable consist of:

	September 27, 2013	December 28, 2012

5-year Term Loan related to purchase of warehouse	$2,238,800	$2,328,300

$5.0 million and $3.0 million Senior Credit Facility, two year revolving line of credit at September 27, 2013 and December 28, 2012, respectively	1,300,000	520,000

Total	3,538,800	2,848,300

Current portion	(119,400)	(119,400)

Long-term portion of notes payable	$3,419,400	$2,728,900

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan (the “Term Loan”) amortized over 20 years. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Term Loan. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One -month LIBOR was 0.19% as of September 27, 2013. The swap agreement qualifies as an “effective” hedge under U.S. GAAP. As of September 27, 2013, the fair market value of the interest rate swap included in other accrued expenses is approximately $40,500.

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

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015.

The amount available for borrowing under the Facility was $3,700,000 and $2,480,000 as of September 27, 2013 and December 28, 2012, respectively.

5. Related Party Transaction

On June 25, 2012, the Company purchased its previously leased warehouse building located in St. Petersburg, Florida, from Ridge Rock Partners, LLC, which is owned by a group of investors, including officers, directors and former officers of Jagged Peak, for the appraised value of $3.0 million. The Company financed the purchase with a $2.388 million, 5-year term loan that is secured by the purchased property and amortized over 20 years.

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

The Company operates on a 52/53 week reporting year. Therefore, the period ended September 27, 2013 and the period ended September 28, 2012 each consist of 39 weeks.

RESULTS OF OPERATIONS

For the 13-week period ended September 27, 2013 compared to the 13-week period ended September 28, 2012

Revenues increased $2,602,100, or 30%, to $11,319,900 for the 13-week period ended September 27, 2013, as compared to $8,717,800 for the 13-week period ended September 28, 2012. Greater e-commerce order volume on client sites resulted in increases in both technology and fulfillment service revenues. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $2,326,000 or 35%, to $8,982,300 for the 13-week period ended September 27, 2013, as compared to $6,656,300 for the 13-week period ended September 28, 2012. As a percentage of revenue, cost of revenue was 79% for the 13-week period ended September 27, 2013, as compared to 76% for the 13-week period ended September 28, 2012. This increase is primarily related to the increase in fulfillment employees needed to manage order growth.

Selling, general and administrative expense increased by $238,100, or 15%, to $1,851,900 for the 13-week period ended September 27, 2013, as compared to $1,613,800 for the 13-week period ended September 28, 2012. This increase was primarily related to increases in wages due to additional employees needed to grow support teams.

Interest expense decreased by $7,100 to $51,300 for the 13-week period ended September 27, 2013, as compared to $58,400 for the 13-week period ended September 28, 2012, primary due to a lower average outstanding balance and lower rate on the line of credit.

The Company realized a profit from continuing operations before provision for income taxes of $458,300 for the 13-week period ended September 27, 2013, as compared to $417,300 for the 13-week period ended September 28, 2012, an increase of 10%.

Income tax expense was $179,000 for the 13-week period ended September 27, 2013 compared to an income tax expense of $163,100 for the 13-week period ended September 28, 2012. Differences between the taxable income and the effective tax rate used for 2013 and 2012, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of September 27, 2013, the Company had U.S. (federal and state) net operating loss carry forwards of $1,635,500 to reduce future taxable income, which will expire between 2024 and 2031. The Company also has a Canadian net operating loss carry forward of $988,400 which does not begin to expire until 2029.

Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $279,300 for the 13-week period ended September 27, 2013, compared with net income of $254,200 for the 13-week period ended September 28, 2012, an increase of 10%.

Basic income per share from continuing operations for the 13-week period ended September 27, 2013 was $0.02 per weighted average share, compared with basic income of $0.02 per weighted average share for the 13-week period ended September 28, 2012.

For the 39-week period ended September 27, 2013 compared to the 39-week period ended September 28, 2012

Revenues increased $6,899,500, or 27%, to $32,388,200 for the 39-week period ended September 27, 2013, as compared to $25,488,700 for the 39-week period ended September 28, 2012. Greater e-commerce order volume on client sites resulted in increases in both technology and fulfillment service revenues. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs and freight, increased by $5,634,000 or 28%, to $25,743,200 for the 39-week period ended September 27, 2013, as compared to $20,109,200 for the 39-week period ended September 28, 2012. As a percentage of revenue, cost of revenue was 79% for the 39-week periods ended September 27, 2013 and September 28, 2012. This dollar increase is primarily related to increase in fulfillment employees needed to manage order growth.

Selling, general and administrative expense increased by $1,028,800, or 23%, to $5,432,600 for the 39-week period ended September 27, 2013, as compared to $4,403,800 for the 39-week period ended September 28, 2012. This increase was primarily related to increases in wages. The Company added employees to manage growth. Labor costs in the e-commerce industry have risen as industry-wide demand has improved.

Interest expense decreased by $66,200 to $155,700 for the 39-week period ended September 27, 2013, as compared to $221,900 for the 39-week period ended September 28, 2012, due to the new, lower cost, credit facility from Fifth Third Bank, which bore interest at LIBOR plus 3.00% through March 22, 2013 and LIBOR plus 2.50% thereafter. This compares to the Moriah Loan and Security Agreement utilized in the first quarter of 2012, which had an interest rate of six percent (6%) above prime with a floor of ten percent (10%). The cost savings from the new credit facility were partially offset by the interest on the new $2.388 million, 3.93% 5-year Term Loan, entered into on June 25, 2012 to finance the purchase of the Company’s previously leased warehouse facility in St. Petersburg, Florida.

The Company realized a profit from continuing operations before provision for income taxes of $1,018,700 for the 39-week period ended September 27, 2013, as compared to $757,100 for the 39-week period ended September 28, 2012, an increase of 35%.

Income tax expense was $416,600 for the 39-week period ended September 27, 2013 compared to an income tax expense of $341,600 for the 39-week period ended September 28, 2012. Differences between the taxable income and the effective tax rate used for 2013 and 2012, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of September 27, 2013, the Company had U.S. (federal and state) net operating loss carry forwards of $1,635,000 to reduce future taxable income, which will expire between 2024 and 2031. The Company also has a Canadian net operating loss carry forward of $988,400 which does not begin to expire until 2029.

Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $602,100 for the 39-week period ended September 27, 2013, compared with net income of $415,500 for the 39-week period ended September 28, 2012, an increase of 45%.

Basic income per share from continuing operations for the 39-week period ended September 27, 2013 was $0.04 per weighted average share, compared with basic income of $0.03 per weighted average share for the 39-week period ended September 28, 2012, an increase of 33%.

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

For the 39-week period ended September 27, 2013, the Company’s operations provided cash of approximately $635,500. Cash provided by operating activities reflects changes in the various operating assets and liabilities, primarily accounts payable, accrued liabilities and client deposits.

Net cash used in the Company’s investing activities totaled $1,217,800 for the 39-week period ended September 27, 2013 consisting of acquisition of equipment and acquisition of development of the Company’s software. The Company expects total capital expenditures for the year 2013 will be approximately $1,500,000.

The Company’s financing activities provided cash of $690,500 for the 39-week period ended September 27, 2013 consisting of net borrowings on its line of credit and payments on its term loan.

The Company’s primary sources of cash flow after March 2012 were from operations and borrowings under the Fifth Third Bank credit facility. The Secured Revolving Term Note with Moriah Capital (the “Moriah Note”) was the primary source of cash flow for the first quarter of 2012.

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

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015.

Borrowings under the Facility bear interest at a rate equal to an applicable margin of LIBOR plus 2.50%. LIBOR was approximately 0.19% as of September 27, 2013. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the average daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with the Facility, will be sufficient to fund working capital needs, anticipated capital expenditures and other anticipated liquidity needs for the next twelve months. The anticipated maturity of the Facility in 2015 and other unforeseen events may require the Company to seek alternative financing, such as restructuring or refinancing of its long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives are not available in a timely manner or on satisfactory terms or are not permitted under the Facility and the Company defaulted on its obligations, its debt could be accelerated and its lender may foreclose on its assets.

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

At September 27, 2013, the balance outstanding on the Facility and the Term Loan were approximately $1,300,000 and $2,238,800, respectively.

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

Work in process represents costs and services which have been provided and properly recognized based on the above policies, however have not been billed to the client.

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

Sales to a single, multi-national customer with several brands amounted to approximately $9.6 million, or approximately 85% of total revenue, and approximately $7.2 million, or approximately 83% of total revenue, during the 13-week periods ended September 27, 2013 and September 28, 2012, respectively. Sales to a single, multi-national customer with several brands amounted to approximately $28.3 million, or approximately 87% of total revenue, and approximately $21.5 million, or approximately 85% of total revenue, during the 39-week periods ended September 27, 2013 and September 28, 2012, respectively. Accounts receivable from this customer was approximately $3.4 million, or approximately 68% of net accounts receivable and approximately $2.5 million, or approximately 61% of net accounts receivable, at September 27, 2013 and December 28, 2012, respectively. The risk of this concentration is mitigated as the deposits from this customer at September 27, 2013 and at December 28, 2012 were approximately $1.9 million and $1.5 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $456,300 and $432,000 is considered necessary as of September 27, 2013 and December 28, 2012, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 39-week period ended September 27, 2013 was approximately $1,665,200 compared to approximately $1,376,500 for the 39-week period ended September 28, 2012. The increase in the Adjusted EBITDA primarily relates to the increase in sales, improved operating margins from improved management of fulfillment operations, implementation of clients’ e-commerce sites and lower borrowing costs. These improvements were partially offset by higher salaries and wages. The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization, and stock option expense. The Company believes Adjusted EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the 39-weeks ended
	September 27, 2013	September 28, 2012
Net income as reported	$602,100	$415,500

Income tax expense	416,600	341,600

Interest expense	155,700	221,900

Depreciation and amortization	490,800	322,300

Stock option expense	0	75,200

Adjusted EBITDA	$1,665,200	$1,376,500

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2013. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 27, 2013, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 27, 2013.

(b)

Changes in Internal Control over Financial Reporting. There has been no significant change in the Company’s internal control over financial reporting during the fiscal quarter ended September 27, 2013 that materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

As of the date of this Quarterly Report, there are no material pending legal proceedings other than ordinary routine litigation to which the Company is a party or of which any of its property is subject.

Item 1A. Risk Factors

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated November 8, 2013

31.2	Certification of the Chief Financial Officer dated November 8, 2013

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated November 8, 2013

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated November 8, 2013

Exhibit 101.1 Interactive Data File:

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 8, 2013
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ Albert Narvades	November 8, 2013
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)