Form 10-K
period 2013-12-27
JAGGED PEAK, INC.
filed 2014-03-18
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 27, 2013

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

Yes []     No [X ]

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

[ X ] Yes [   ] No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $1,952,939 based on a closing price of $0.45 per share of the registrant's common stock on June 28, 2013.

There were 16,356,583 shares of the registrant's common stock outstanding as of March 18, 2014.

Jagged Peak, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 27, 2013

PART I

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company's current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company and the Company's subsidiaries that may cause the Company's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "continue" or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled "Risks Factors" and the risks discussed in the Company's other Securities and Exchange Commission ("SEC") filings. The following discussion should be read in conjunction with the Company's audited Financial Statements and related Notes thereto included elsewhere in this report.

Item 1. Business

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is a software and services company headquartered in Tampa, Florida, providing internally developed cloud-based enterprise e-commerce technology supporting the entire e-commerce life cycle including order, warehouse and transportation management solutions. The Company's flagship product, EDGE™ (EDGE, Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, locations, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, customer service, repair and reverse logistics, and marketing materials management, and automate other business processes through the use of the EDGE platform and its related software applications. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

With the EDGE platform, Jagged Peak has continued to market the launch of TotalCommerce™ (TotalCommerce), an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a network of fulfillment centers throughout the United States and Canada; back office program management; payment processing; and a range of online marketing services.

Jagged Peak operates two warehouses in Florida and an expandable network of 20 independently owned fulfillment warehouses throughout North America using the cloud-based EDGE platform. The EDGE application is able to automatically route the orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company’s clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended December 27, 2013 and the period ended December 28, 2012 each consist of 52 weeks.

There are a variety of risks associated with the Company's ability to achieve strategic objectives, including the ability to increase market penetration and acquire and profitably manage additional businesses, current reliance on key customers, the risks inherent in expanding, and the intense competition in the industry. For a more detailed discussion of these risks, see Item 1A entitled "Risk Factors."

INDUSTRY OVERVIEW

According to most market indicators, e-commerce sales continue to grow at a rapid pace.  Many industry analysts predict strong e-commerce growth rates to continue in the U.S., with even higher expected growth rates in European and Asia-Pacific markets. There are a number of growth factors to be considered: (i) continued adoption of the Internet as a means of commerce; (ii) increased users of high speed internet connections, which enables sellers to create more interactive and customer specific web portals; (iii) the convenience of buying products online and the ability to have products delivered to the customer's destination of choice; (iv) enhancements to online store functionality, providing the customer additional purchase options, as well as enabling sellers to quickly take advantage of market fluctuations through immediate price changes and adjustments to sales promotions;  (v) improved sellers tracking of customer buying habits and Internet activity, which enables sellers to focus marketing efforts and costs on the ideal customer group;  and (vi) increased emphasis by sellers on their online businesses.

Despite the fact that large companies have become more reliant on sophisticated software applications to run their businesses, many enterprises have become dissatisfied with the return on their investments. Deploying and maintaining new business applications has taken them more time, effort and costs than anticipated. Most companies today have a variety of order management systems, which are segregated based on different channels, verticals, and/or lines of business. Each system typically has different workflows and order cycles to accomplish the requirements of the business. This leads to a lack of visibility into customer interactions across the enterprise, and an inability to optimize orders across multiple order systems. For most companies, managing order-to-delivery is largely a manual process that requires numerous staff to pull information from multiple systems and coordinate order fulfillment with suppliers and logistics providers using phone, fax, e-mail, and Electronic Data Interchange (EDI) messages. These manual systems are expensive to manage, error-prone, not scalable, and typically break down under the real-time demands and compressed business cycles of today's environment.

COMPETITIVE ADVANTAGES

The Company provides a suite of services to help businesses worldwide grow their revenues and avoid the costs and risks associated with running a global technology operation in-house.  The Company provides vertically integrated e-commerce solutions that include e-commerce, order management, CRM, digital and physical product fulfillment, e-mail marketing and business process automation.  At the core of these services is the Company's proprietary EDGE software.  The EDGE application provides a complete multi-channel, multi-distribution center, multi-enterprise, highly functional software solution that can be deployed in minimal time, requires a lower upfront purchase cost or activation fee, and is easy to use and maintain. As a result, Jagged Peak believes it is able to deliver a complete enterprise commerce management software solution faster and at a lower cost than the competition. Jagged Peak offers its clients an end-to-end web based order management software solution that has a compelling return-on-investment proposition that is the result of an attractive and flexible transaction-based pricing model coupled with reduced implementation requirements. The Company believes its EDGE application maintains additional advantages relative to the competition such as complete web-native architecture, platform or vendor independence, highly scalable solution, role-based hierarchical security, real-time order visibility and ease of use.  We believe that we are uniquely positioned to assist our clients to accelerate and manage their growth.

Jagged Peak's web to fulfillment service is what makes the Company unique. Orders captured through the order portal may be processed directly through the EDGE application (no FTP process) and transmitted to Jagged Peak's warehouse and transportation management systems in real time for order processing.  Transaction data contains all necessary information and instructions to facilitate a fully 'executable' order.  This 'frictionless' processing environment ensures prompt and accurate order fulfillment and data integrity.  Order status, inventory activity and carrier shipping manifest data will be automatically uploaded from Jagged Peak's warehouse and transportation management systems to EDGE.

GROWTH STRATEGY

The Company's growth strategy includes:

• Increasing Market Share - Jagged Peak believes that it can leverage its success with existing clients to obtain new clients. The Company can add new client relationships by utilizing its scalable business model to increase its client base while maintaining its ability to provide a high quality software product.

In addition, the Company believes that current clients will continue to increase their spending on technology solutions in an effort to update legacy order capture and order management applications that are no longer efficient and will ultimately become obsolete. Jagged Peak expects that its growing number of new client relationships, combined with its proven ability to expand its revenue base with existing clients, will enable the Company to capture a greater portion of its clients' global outsourced e-commerce related expenditures.

Jagged Peak believes that significant opportunities exist to leverage its current client base to increase its penetration in attractive end business to business and business to consumer markets such as consumer retail, financial services & insurance, healthcare & pharmaceutical, travel & tourism, general manufacturing, and government.

• Developing Brand Recognition - The Company must continue to incur expenses to develop the brand of "Jagged Peak" and "EDGE".  The Company intends to leverage the Company's broader set of capabilities with the goal of capturing business opportunities, which would not normally be available to smaller companies.

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

• Identifying Mergers and Acquisitions - Jagged Peak has a strong management team with extensive experience in mergers and acquisitions.  The Company is looking for strategic acquisitions that will expand Jagged Peak's web-based technology services and its clientele.

OPERATIONS AND SERVICES

Software Product and Technology

Jagged Peak's proprietary EDGE application is a highly scalable e-commerce platform that empowers companies to effectively conduct business and communicate with their customers, on-line business, suppliers, employees and distribution partners. The EDGE application is a web-based, end-to-end transaction processing and information management system that enables companies to achieve complete automation and total integration of their demand management, e-commerce and related processes. EDGE is comprised of integrated modules that work together seamlessly in real-time.

Custom Software Development

Jagged Peak offers proficiency and demonstrated capability in all aspects of custom software development, which typically is integrated into its EDGE application. We can confidently provide consulting, analysis, design and architecture, computer programming and development, installation and long-term technical support.

Technology Managed TotalCommerce Fulfillment Services

Jagged Peak offers customers a complete turnkey solution built on the cloud-based EDGE platform, if desired, which can include both physical and digital fulfillment services through managed warehouses across North America. EDGE is used for our fulfillment, which includes reporting, warehouse optimization, order fulfillment, return authorizations, back order processing, and full transaction auditing capabilities.

SEASONALITY

Historically, the Company's revenues and profitability have been subject to moderate quarterly seasonal trends. The first quarter has traditionally been the weakest and the fourth quarter has traditionally been the strongest. Typically, this pattern has been the result of factors such as, national holidays, customer demand and economic conditions. Additionally, significant portions of the Company's revenues are from clients whose business levels are impacted by seasonality and the economy.

PERSONNEL

At December 27, 2013, the Company had 161 full time employees. At this time, none of the Company's employees is covered by a collective bargaining agreement. The Company recognizes its employees as one of its most valuable assets and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of our clients.

RISK MANAGEMENT

The Company maintains general liability, errors and omissions, property, property of others and workers' compensation insurance with limits and deductibles it deems are appropriate. Notwithstanding such coverages, the Company could incur claims in excess of the policy limits or incur claims not covered by the insurance policy.

CORPORATE INFORMATION

Jagged Peak was formed in 1990 as Compass Marketing Services, Inc. ("Compass"), a Florida corporation. On August 22, 2000, IBIS Business Internet Solutions, Inc., a Florida corporation, was merged into Compass in a merger of equals and changed its name to Jagged Peak, Inc.  In July 2005, Jagged Peak, Inc. was merged with a subsidiary of Absolute Glass Inc., which was incorporated in Nevada in November of 1999.  Absolute Glass, Inc. subsequently amended its articles of incorporation and changed its name to Jagged Peak, Inc. The Company's principal executive offices are located at 3000 Bayport Drive, Suite 250, Tampa, Florida 33607. Its telephone number is (813) 637-6900 and its Internet website address is www.JaggedPeak.com.

Item 1A. Risk Factors

WE ARE A GROWTH STAGE COMPANY WITH A HISTORY OF LOSSES IN MOST YEARS. ALTHOUGH WE HAVE RECENTLY BECOME PROFITABLE, WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY.

Jagged Peak experienced net losses every year, except for 2010, 2012, and 2013, since completing its reverse merger in 2005.There can be no assurance that the Company will not incur losses in the future. The Company's operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or continue to operate profitably.

WE ARE DEPENDENT ON A SMALL NUMBER OF CLIENTS FOR A LARGE PORTION OF OUR SALES AND A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE WOULD CAUSE OUR REVENUE TO DECLINE SUBSTANTIALLY

Sales to one of our clients accounted for approximately 87% of our revenue in 2013, and approximately 85% in 2012.  Contracts with our clients are generally one to three years in length. If any key contract is not renewed or otherwise terminates, particularly this contract, or if revenues from this or other key clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to maintain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and at the same time develop new client relationships.

OUR ABILITY TO COMPETE AND PURSUE STRATEGIC ALTERNATIVES COULD BE JEOPARDIZED IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS OR INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS

We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our products, documentation and other proprietary information. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology. Monitoring unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete and pursue strategic alternatives effectively could be harmed. Litigation may be necessary to enforce our intellectual property rights. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

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

RECENT GLOBAL TRENDS IN THE FINANCIAL MARKETS COULD ADVERSELY AFFECT OUR BUSINESS, LIQUIDITY AND FINANCIAL RESULTS

Recent global economic conditions, including disruption of financial markets, could adversely affect our business and results of operations, primarily through limiting our access to credit, our ability to refinance debt and disrupting our customers' businesses, which are heavily dependent on retail and e-commerce transactions.  Although we currently believe that we will be able to obtain the necessary financing in the future, there is no assurance that these institutions will be able to loan us the necessary capital, which could have a material adverse impact on our business. In addition, continuation or worsening of general market conditions in the United States economy or other national economies important to our businesses may adversely affect our customers' level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations.

WE MAY NOT BE ABLE TO EFFECTIVELY EXPAND AND TRANSITION TO A MATURE BUSINESS

The Company is in the expansion stage and accordingly, the Company's business is subject to the risks inherent in the transition to a mature business. Failure by the Company to develop the ability to consistently provide high quality products and services to its clients would have a material adverse effect on the Company's business, operating results and financial condition. To address these risks, the Company must, among other things, respond to competitive developments, attract and motivate qualified personnel, develop market acceptance for its products, establish effective distribution channels, effectively manage growth and continue to improve its proprietary technologies and successfully commercialize products incorporating such technologies.

OUR OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR STOCK AND INVESTORS HAVE A LIMITED VOICE IN OUR MANAGEMENT

The Company's executive officers and directors and their affiliates together control more than 70% of the Company's voting shares outstanding. As a result, these stockholders, if they act together, will be able to control all matters requiring the Company's stockholders' approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may delay, prevent or deter a change in control, and could deprive the Company's stockholders of an opportunity to receive a premium for their common stock as part of a sale of the Company or its assets.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

Competition in the market for providing transaction management software is intense. The Company's software products face competition from many larger, more established companies.  In addition, other companies could seek to introduce competing products or services and increased competition could result in a decrease in the price charged by the Company's competitors for their products and services or reduce demand for the Company's products and services, which would have a material adverse effect on the Company's business, operating results and financial condition. Our primary public company competitors are IBM, SAP, Oracle (Art Technology Group), eBay, Magento and PFSweb. There can be no assurance that the Company will be able to compete successfully with its existing or potential competitors, which may have substantially greater financial, technical, and marketing resources, longer operating histories, greater name recognition or more established relationships in the industry than the Company. If any of these competitors provides competitive software products and services to the marketplace in the future, the Company cannot be sure that it will have the resources or expertise to compete successfully.

LACK OF MARKET ACCEPTANCE FOR PRODUCTS MAY IMPEDE OUR GROWTH

The market for the Company's software may develop at a slower pace than expected as a result of lack of acceptance by companies involved in implementing a supply-chain execution software system for their business processes. If the market develops more slowly than expected, or if the Company's software products do not achieve significant market acceptance, the Company's business, operating and financial condition would be materially adversely affected.

IF WE ARE UNABLE TO DEVELOP FURTHER PRODUCT ENHANCEMENTS, OUR RESULTS FROM OPERATIONS MAY SUFFER

Although the Company currently has the capability to achieve installation of its software products for enterprise initiatives, additional ongoing development is necessary to continue to enhance the quality, efficiency and reliability of the Company's software product offerings. If the Company were unable to continue to develop and install market leading software products, then the Company's business, operating results and financial condition would be materially adversely affected.

WE MAY BECOME LIABLE TO CLIENTS FOR ANY DEFECTS IN OUR SOFTWARE OR SERVICES

We design, develop, implement and manage e-commerce solutions that are crucial to the operation of our clients' businesses. Defects in the solutions we develop could result in delayed or lost revenue, adverse end-user reaction, and/or negative publicity, which could require expensive corrections. As a result, clients who experience these adverse consequences either directly or indirectly as a result of our services could bring claims against us for substantial damages. Any claims asserted could exceed the level of any insurance coverage that may be available to us. Moreover, the insurance we carry may not continue to be available on economically reasonable terms, or at all. The successful assertion of one or more large claims that are uninsured, that exceed insurance coverage or that result in changes to insurance policies (including premium increases) could adversely affect our operating results or financial condition.

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

INTERRUPTION OF THE COMPANY'S BUSINESS COULD RESULT FROM  INCREASED SECURITY MEASURES IN RESPONSE TO TERRORISM

The continued threat of terrorism within the United States and the ongoing military action and heightened security measures in response to such threat has and may cause significant disruption to commerce. The U.S. economy in general is being adversely affected by terrorist activities and potential activities. Any economic downturn could adversely impact the Company's results of operations, impair the Company's ability to raise capital or otherwise adversely affect the Company's ability to grow the business. It is impossible to predict how this may affect the Company's business or the economy in the U.S. and in the world, generally. In the event of further threats or acts of terrorism, the Company's business and operations may be severely and adversely affected or destroyed.

SUBSTANTIAL ALTERATION OF THE COMPANY'S CURRENT BUSINESS AND REVENUE MODEL COULD HURT SHORT-TERM RESULTS

The Company's present business and revenue model represents the current view of the optimal business and revenue structure, which is to derive revenues and achieve profitability in the shortest period. There can be no assurance that current models will not be altered significantly or replaced with an alternative model that is driven by motivations other than near-term revenues and/or profitability (for example, building market share before the Company's competitors). Any such alteration or replacement of the business and revenue model may ultimately result in the deferring of certain revenues in favor of potentially establishing larger market share. The Company cannot assure that any adjustment or change in the business and revenue model will prove to be successful.

DEPENDENCE ON KEY MANAGEMENT; LOSS OF KEY MANAGEMENT COULD HAVE A MATERIAL ADVERSE EFFECT ON OPERATIONS

The Company's success depends in part upon retaining the services of certain executive officers, software developers and other key employees. In addition, because of the Company's growth, the Company is also dependent on its ability to recruit, retain and motivate personnel with technical, marketing, sales and managerial skills. If the Company loses key personnel or is unable to recruit qualified personnel, the ability to manage the day-to-day aspects of the business will be weakened. The Company's operations and prospects depend in large part on the performance of the senior management team. The loss of the services of one or more members of the senior management team could have a material adverse effect on the business, financial condition and results of operation. Because the senior management team has exceptional experience with the Company and in the industry, it would be difficult to replace them without adversely affecting the Company's business operations.

WE ARE NOT REQUIRED TO MEET OR MAINTAIN ANY LISTING STANDARDS FOR OUR COMMON STOCK TO BE QUOTED ON THE OTC BULLETIN BOARD, WHICH COULD AFFECT OUR STOCKHOLDERS' ABILITY TO ACCESS TRADING INFORMATION ABOUT OUR COMMON STOCK

The OTCBB market is separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the Financial Industry Regulatory Authority ("FINRA"), that displays real-time quotes, last sale prices, and volume information in over-the-counter ("OTC") equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Capital Market or any national securities exchange, which could affect our stockholders' ability to access trading information about our common stock.

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTC BULLETIN BOARD, WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS' TO SELL THEIR SECURITIES IN THE SECONDARY MARKET

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

VOLATILITY OF THE MARKET PRICE OF THE COMPANY'S STOCK IS LIKELY TO OCCUR DUE TO THE LOW TRADING VOLUME OF OUR STOCK

The market price of the Company's common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

●	Changes in earnings estimates and outlook by financial analysts;
●	Our failure to meet investor' performance expectations;
●	General market and economic conditions;
●	Our small trading volume.

ACCORDING TO THE SEC, THE MARKET FOR PENNY STOCKS HAS SUFFERED FROM PATTERNS OF FRAUD AND ABUSE

Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	"Boiler room" practices involving high-pressure sales taxtics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
●

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

In addition, many of the risks described elsewhere in this "Risk Factors" section could adversely affect the Company's stock price. The stock markets have experienced price and volume volatility that have affected many companies' stock prices. Stock prices for many companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. These types of fluctuations may affect the market price of our common stock.

APPLICABILITY OF LOW PRICED STOCK RISK DISCLOSURE REQUIREMENTS COULD DISCOURAGE BROKERS FROM MAKING A MARKET IN OUR STOCK

The Company's common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 ("Exchange Act"). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes that risks associated with such stock, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing and provide monthly account statements to the customer, and obtain specific written consent of the customer. With these restrictions, the likely effect of designation as a low price stock would be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction costs of sales and purchase of such stocks compared to other securities.

NO DIVIDENDS ANTICIPATED

The Company intends to retain all future earnings for use in the development of the Company's business and does not anticipate paying any cash dividends on the Common Stock in the near future.

IF AN EVENT OF DEFAULT OCCURS UNDER THE SECURITY AND PURCHASE AGREEMENT, OUR LENDER COULD TAKE POSSESSION OF ALL OUR ASSETS

In connection with our credit facility with Fifth Third Bank ("Fifth Third"), we granted to Fifth Third a first priority security interest in all of our assets. The loan agreement provides that upon the occurrence of an event of default under the agreement, Fifth Third shall have the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements. Any attempt by Fifth Third to foreclose on our assets could likewise cause us to curtail our current operations. The credit facility contains customary covenants, including, among other things, the maintenance of certain minimum EBITDA levels and fixed coverage ratios. Our ability to satisfy the financial covenants related to our existing or future indebtedness can be affected by events beyond our control, and there is a risk that we will not meet those covenants. A breach of any such covenants could result in a default under our credit facility or under any other debt instrument that we may enter into in the future.

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

Our servers are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, and we have experienced "denial-of-service" type attacks on our system that have, in certain instances, made all or portions of our websites unavailable for periods of time. Security breaches, including any breaches of our security measures or those of parties with which we have commercial relationships (e.g., our clients and third-party service providers) that result in the unauthorized release of users' personal information, could damage our reputation and expose us to a risk of loss or litigation and possible liability. Our insurance policies carry low coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company's leases approximately 12,000 square feet of office space for its executive offices at 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.  Monthly rent expense is approximately $22,000 under a lease that expires February of 2016.

In addition, the Company owns approximately 93,000 square feet of warehouse space at 1701 3rd Ave. South, St. Petersburg, Florida.  On June 25, 2012, the Company purchased this previously leased warehouse for $3.0 million. The purchase was financed with a $2,388,000 5-year Term Loan (the "Term Loan") amortized over 20 years and an approximately $612,000 down payment provided by its revolving line of credit. Principal and interest on the Term Loan are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap thereby fixing its effective rate on the Term Loan at 3.93%. The Term Loan, revolving line of credit and interest rate swap are agreements entered into with Fifth Third Bank and are explained further in the Liquidity and Capital Resources section of Item 7. At the date of purchase, the recorded values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively. The 5-year term loan balance was approximately $2,208,900 as of December 27, 2013.

The Company leases approximately 36,000 square feet of warehouse space at 3001 Gateway Center Parkway, Pinellas Park, Florida.  This is a month-to-month lease. Rent is approximately $15,000 per month. In December 2013, the Company notified the lessor of this warehouse that it will terminate the lease at the end of February 2014.

On December 21, 2013, the Company entered into an agreement to lease approximately 71,000 square feet of warehouse space and 6,000 square feet of office space at Gateway Business Park, 2007 Gandy Blvd. North, St. Petersburg, Florida. The initial lease term is for seventy-three months, commencing on January 1, 2014. Monthly rent expense is approximately $33,000.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 27, 2013:

Year Ending December
2014	629,100
2015	717,100
2016	497,500
2017	464,600
2018	480,700
Thereafter	497,500
Total	$3,286,500

The Company believes the facilities are in reasonable condition, the correct size, adequately insured and adequately provide for the Company's immediate and foreseeable needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the OTC bulletin board under the symbol "JGPK." The table below sets forth the high and low bid prices for the Company's common stock for the quarters within 2012 and 2013. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period			High	Low
December 31, 2011	-	March 30, 2012	$0.36	$0.18
March 31, 2012	-	June 29, 2012	$0.55	$0.15
June 30, 2012	-	September 28, 2012	$0.54	$0.24
September 29, 2012	-	December 28, 2012	$0.34	$0.23
December 29, 2012	-	March 29, 2013	$0.47	$0.23
March 30, 2013	-	June 28, 2013	$0.55	$0.26
June 29, 2013	-	September 27, 2013	$0.58	$0.31
September 28, 2013	-	December 27, 2013	$0.57	$0.39

The Company had approximately 115 stockholders of record as of March 18, 2014.  The Company has never paid cash dividends on the Company's common stock. The Company intends to retain future earnings, if any, to finance the expansion of the Company's business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company's future payment of dividends will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

In 2011, the Company's Board of Directors granted stock option awards to 5 officers to purchase up to 2,150,000 shares of Jagged Peak common stock with an exercise price of $0.13 per common share, which also approximates the fair market value of the common stock on the date of grant. The options have a term of five years and vested ratably on a monthly basis over a one year period.

In 2012, the Company's Board of Directors granted stock option awards to an officer to purchase up to 100,000 shares of Jagged Peak common stock with an exercise price of $0.25 per common share, which also approximates the fair market value of the common stock on the date of granted and an aggregate market value of approximately $25,000. The options have a term of nine years and eleven months and vested ratably on a monthly basis over a nine-month period.

Both the 2011 and 2012 grants of options were exempt from the registration provisions of the Securities Act of 1933, as amended, because they were made in private offerings under Section 4(2) thereof.

In 2009, the Company issued 775,000 restricted common shares as partial consideration for a loan obtained from Moriah Capital L.P. ("Moriah").  Pursuant to the terms and conditions of the governing Securities Issuance Agreement, the holder of such shares had the right, but not the obligation, to put the shares back to the Company at a fixed price of $0.21 per common share on March 18, 2011.   The Company accounted for these shares as a reclassification of the value of the shares from permanent to temporary equity. Pursuant to the 2010 amendment to the Securities Issuance Agreement, Moriah put the 775,000 shares of common stock back to Jagged Peak for the redemption price of $162,750 at a fixed price of $0.21 per common share in March 2011.

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

Item 6. Selected Financial Data

Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader's understanding of the Company's financial condition and results of operations and should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Annual Report and in the Company's other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered "off balance sheet" pursuant to disclosure requirements under the SEC's Item 303(c) of Regulation S-K.

OVERVIEW

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is a software and services company headquartered in Tampa, Florida, providing internally developed cloud-based enterprise e-commerce technology supporting the entire e-commerce life cycle including order, warehouse and transportation management solutions. The Company's flagship product, EDGE™ (EDGE, Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, locations, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, customer service, repair and reverse logistics, and marketing materials management, and automate other business processes through the use of the EDGE platform and its related software applications. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

With the EDGE platform, Jagged Peak has continued to market the launch of TotalCommerce™ (TotalCommerce), an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a network of fulfillment centers throughout the United States and Canada; back office program management; payment processing; and a range of online marketing services.

Jagged Peak operates two warehouses in Florida and an expandable network of 20 independently owned fulfillment warehouses throughout North America using the cloud-based EDGE platform. The EDGE application is able to automatically route the orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company’s clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year.  Therefore, the period ended December 27, 2013 and the period ended December 28, 2012 each consist of 52 weeks.

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

Sales to a single, multi-national customer with several brands amounted to approximately $41.3 million, or approximately 87% of total revenue, and approximately $31.7 million, or approximately 85% of total revenue, during the 52-week periods ended December 27, 2013 and December 28, 2012, respectively. Accounts receivable from this customer was approximately $4.1 million, or approximately 69% of net accounts receivable and approximately $2.5 million, or approximately 61% of net accounts receivable, at December 27, 2013 and December 28, 2012, respectively. The risk of this concentration is mitigated as the deposits from this customer at December 27, 2013 and at December 28, 2012 were approximately $2.1 million and $1.5 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $579,800 and $432,000 is considered necessary as of December 27, 2013 and December 28, 2012, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, management’s judgment as to the likelihood of profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however, the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2027.

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

In 2011, the Company amended its agreement with Moriah and issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium Moriah received related to the refinancing of the loan. Moriah had the option until March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000. On March 31, 2012, Moriah chose to retain the 1,000,000 collateral shares and the put option expired. The Company then accounted for these shares as a reclassification of the value of the shares from temporary to permanent equity.

RESULTS OF OPERATIONS

For the 52-week period ended December 27, 2013 compared to the 52-week period ended December 28, 2012.

The following table summarizes selected financial data of the Company:

	2013	2012	Change	Percent
Net revenue	$47,481,800	$37,232,700	$10,249,100	28%

Cost of revenue	38,019,300	29,567,400	8,451,900	29%

Gross profit	9,462,500	7,665,300	1,797,200	23%

Selling, general and administrative expenses	7,746,400	6,418,100	1,328,300	21%

Income from operations	$1,716,100	$1,247,200	$468,900	38%

The following table sets forth the Company’s capitalization as of December 27, 2013. The table should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Form 10-K filing.

Total current liabilities	$9,588,900
Long-term liabilities	2,669,500

Common stock; $.001 par value; 70,000,000 shares authorized; 16,279,074 shares issued and 16,156,583 shares outstanding at December 27, 2013	16,400
Additional paid-in capital	3,764,100
Treasury stock, 122,491 shares	(9,000)
Accumulated deficit	(2,007,600)
Accumulated other comprehensive loss	(20,800)
Total stockholders’ equity	1,743,100
Total liabilities and stockholders’ equity	$14,001,500

Revenues increased $10,249,100, or 28%, to $47,481,800 for the 52-week period ended December 27, 2013, as compared to $37,232,700 for the 52-week period ended December 28, 2012. Greater e-commerce order processing resulted in increases in both technology and fulfillment service revenues. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $8,451,900, or 29%, to $38,019,300 for the 52-week period ended December 27, 2013, as compared to $29,567,400 for the 52-week period ended December 28, 2012. As a percentage of revenue, cost of revenue was 80% for the 52-week period ended December 27, 2013, as compared to 79% for the 52-week period ended December 28, 2012. This increase is primarily related to the increase in fulfillment employees needed to manage order growth.

Selling, general and administrative expense increased by $1,328,300, or 21%, to $7,746,400 for the 52-week period ended December 27, 2013, as compared to $6,418,100 for the 52-week period ended December 28, 2012. This increase was primarily related to increases in staff costs due to additional employees needed to grow client support teams.

Interest expense decreased by $74,600 to $207,000 for the 52-week period ended December 27, 2013, as compared to $281,600 for the 52-week period ended December 28, 2012. The decrease in interest expense is a result of lower interest rates for the Fifth Third Bank Facility which replaced the more expensive Moriah Loan in March 2012.

Income tax expense was $573,800 for the 52-week period ended December 27, 2013 compared to an income tax expense of $428,000 for the 52-week period ended December 28, 2012. Differences between the taxable income and the effective tax rate used for 2013 and 2012, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of December 27, 2013, the Company had U.S. (federal and state) net operating loss carry forwards of $1,073,400 to reduce future taxable income, which will expire between 2027 and 2031. The Company also has a Canadian net operating loss carry forward of $1,106,600 which does not begin to expire until 2029.

Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $847,300 for the 52-week period ended December 27, 2013, compared with net income of $533,400 for the 52-week period ended December 28, 2012, an increase of 59%.

Basic income per share from continuing operations for the 52-week period ended December 27, 2013 was $0.05 per weighted average share, compared with basic income of $0.03 per weighted average share for the 52-week period ended December 28, 2012.

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with generally accepted accounting principles (“GAAP”), the Company has included in this report “Adjusted EBITDA,” with Adjusted EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization, and non-cash compensation expense. For each non-GAAP financial measure, the Company has presented the most directly comparable GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable GAAP financial measure.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 52-week period ended December 27, 2013 was approximately $2,436,200 compared to approximately $1,773,600 for the 52-week period ended December 28, 2012. The increase in the Adjusted EBITDA primarily relates to the increase in sales from greater e-commerce order processing, improved operating margins from improved management of administrative operations, and lower borrowing costs. These improvements were partially offset by higher staff related costs of client support teams. The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization, and non-cash compensation expense. The Company believes Adjusted EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the period ended
	December	December 28, 2012
Net income as reported	$847,300	$533,400
Income tax expense	573,800	428,000
Interest expense	207,000	281,600
Depreciation and software amortization	694,100	455,400
Non-cash compensation expense	114,000	75,200
Adjusted EBITDA	$2,436,200	$1,773,600

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

For the 52-week period ended December 27, 2013, the Company’s operations provided cash of approximately $2,446,800. Cash provided by operating activities increased due to greater net income from increased sales, improved administrative costs and additional customer deposits. Cash provided by operations decreased as timing of year end sales resulted in an increase in accounts receivable, partially offset by the increase in accounts payable.

Net cash used in the Company’s investing activities totaled $1,738,100 for the 52-week period ended December 27, 2013 consisting of acquisition of warehouse equipment, computer hardware, building improvements to the company owned warehouse in St. Petersburg and enhancements to the Company’s software. The Company expects total capital expenditures for the year 2014 will be approximately $2,000,000 to $2,500,000.

The Company’s financing activities used cash of $71,900 for the 52-week period ended December 27, 2013 consisting of net borrowings on its line of credit and payments on its term loan.

The Company’s primary sources of cash flow were from operations and borrowings under the Fifth Third credit facility.

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

On March 23, 2012, the Company entered into a Senior Credit Facility with Fifth Third Bank (the “Facility”). The Facility initially provided for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The proceeds of the Facility were used to repay all outstanding indebtedness under the Moriah note payable, and to pay related fees and expenses. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company’s assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the ability of the Company to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans.

On March 22, 2013, the Company amended the Facility to reduce the interest rate to an applicable margin of one-month LIBOR plus 2.50%. Prior to this Amendment, borrowings under the Facility bore interest at a rate equal to an applicable margin of one-month LIBOR plus 3.00%. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the average daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015. One-month LIBOR was approximately 0.17% as of December 27, 2013.

The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with the Facility, will be sufficient to fund anticipated capital expenditures, operating expenses and other anticipated liquidity needs for the next twelve months. Anticipated debt maturity in 2015, and other unforeseen events may require the Company to seek alternative financing, such as restructuring or refinancing of its long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or are not permitted under the Facility and the Company defaulted on obligations, its debt could be accelerated and its lender may foreclose on its assets.

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

At December 27, 2013, the balance outstanding on the Facility and the Term Loan were approximately $580,000 and $2,208,900, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC are not believed by management to have a material impact on the Company’s present or future financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

 Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

Jagged Peak, Inc.

For the Fiscal Years Ended December 27, 2013 and December 28, 2012

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Jagged Peak, Inc.

We have audited the accompanying consolidated balance sheets of Jagged Peak, Inc. and Subsidiary (the Company) as of December 27, 2013 and December 28, 2012, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for the 52-week periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. and Subsidiary as of December 27, 2013 and December 28, 2012, and the results of their operations and cash flows for the 52-week periods ended December 27, 2013 and December 28, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

March 18, 2014

Jagged Peak, Inc.

Consolidated Balance Sheets

	December 27, 2013	December 28, 2012
Assets
Current assets:
Cash	$652,000	$15,200
Accounts receivable, net of allowance for doubtful accounts of $253,300 and $432,000 at December 27, 2013 and December 28, 2012, respectively	5,980,100	4,185,400
Other receivables, net of allowance of $326,500 and $0 at December 27, 2013 and December 28, 2012, respectively	378,900	584,800
Work in process	150,700	71,300
Deferred tax asset	333,500	462,400
Other current	273,300	321,500
Total current assets	7,768,500	5,640,600

Property and equipment, net of accumulated depreciation of $2,393,800 and $1,963,300 at December 27, 2013 and December 28, 2012, respectively	4,092,100	3,807,400

Other assets:
EDGE applications, net of accumulated amortization of $2,288,900 and $2,025,300 at December 27, 2013 and December 28, 2012, respectively	1,817,100	1,057,900
Deferred tax asset	266,500	689,500
Capitalized debt issuance costs	57,300	69,700
Total long-term assets	6,233,000	5,624,500
Total assets	$14,001,500	$11,265,100

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$5,692,700	$4,725,300
Accrued payroll and bonuses	721,200	556,200
Other accrued expenses	302,000	286,100
Deferred rent	20,100	18,800
Deferred revenue and customer deposits	2,733,500	1,958,300
Notes Payable, current portion	119,400	119,400
Total current liabilities	9,588,900	7,664,100

Long-term liabilities:
Notes Payable	2,669,500	2,728,900
Total long-term liabilities	2,669,500	2,728,900

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 27, 2013 and December 28, 2012	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,279,074 shares issued and 16,156,583 outstanding shares at December 27, 2013 and at December 28, 2012	16,400	16,400
Additional paid-in capital	3,764,100	3,764,100
Treasury Stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(2,007,600)	(2,854,900)
Accumulated other comprehensive loss	(20,800)	(44,500)
Total stockholders' equity	1,743,100	872,100
Total liabilities and equity	$14,001,500	$11,265,100

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Comprehensive Income

52-Week Periods Ended

	December 27, 2013	December 28, 2012

Revenue	$47,481,800	$37,232,700

Cost of revenue	38,019,300	29,567,400

Gross profit	9,462,500	7,665,300

Selling, general and administrative expenses	7,746,400	6,418,100

Income from operations	1,716,100	1,247,200

Other expense, net	(88,000)	(4,200)

Interest expense	(207,000)	(281,600)

Income before tax expense	1,421,100	961,400

Provision for income tax expense	573,800	428,000

Net income	$847,300	$533,400

Other Comprehensive income (loss):
Change in fair value of interest rate swap	38,000	(71,400)
Tax (expense) benefit	(14,300)	26,900
Other comprehensive income (loss), net of tax benefit	23,700	(44,500)

Comprehensive income	$871,000	$488,900

Weighted average number of common shares outstanding- basic	16,156,583	16,182,873

Net income per share - basic	$0.05	$0.03

Weighted average number of common shares and common equivalent shares outstanding	17,802,840	17,314,856

Diluted income per common share	$0.05	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

        Consolidated Statements of Changes in Stockholders’ Equity

52-Week Periods Ended December 27, 2013 and December 28, 2012

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance, December 30, 2011	16,305,961	$16,400	$3,518,900	$(9,000)	$(3,388,300)	$0	$138,000

Reclassification of temporary equity			170,000				170,000

Non-cash compensation expense			75,200				75,200

Shares retired	(26,887)

Change in fair value of interest rate swap						(44,500)	(44,500)

Net income for the period					533,400		533,400

Balance, December 28, 2012	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,854,900)	$(44,500)	$872,100

Change in fair value of interest rate swap						23,700	23,700

Net income for the period					847,300		847,300

Balance, December 27, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,007,600)	$(20,800)	$1,743,100

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows

52-Week Periods Ended

	December 27, 2013	December 28, 2012
Operating activities
Net income	$847,300	$533,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and software amortization	694,100	455,400
Non-cash compensation expense	114,000	75,200
Amortization of debt costs	55,400	105,900
Bad debt expense	147,800	133,800
Changes in:
Accounts receivable	(1,615,900)	(1,493,600)
Work-in-process	(79,400)	49,100
Other receivables	(120,600)	(116,600)
Deferred tax asset	551,900	400,900
Other assets	17,700	72,200
Accounts payable and accrued expenses	1,058,000	1,115,700
Deferred rent	1,300	(4,000)
Deferred revenue and customer deposits	775,200	159,300

Net cash flows provided by operating activities	2,446,800	1,486,700

Investing activities
Acquisition of property and equipment	(715,200)	(1,082,300)
Acquisition/development of software - EDGE applications	(1,022,900)	(591,500)

Cash flows used in investing activities	(1,738,100)	(1,673,800)

Financing activities
Payments made on term loan	(119,400)	(69,600)
Payments made for debt issuance costs	(12,500)	(210,800)
Net proceeds (payments) on line of credit	60,000	(820,100)
Payments on capital lease obligation	0	(239,500)

Cash flows used in financing activities	(71,900)	(1,340,000)

Net increase (decrease) in cash	636,800	(1,527,100)

Cash, beginning of period	15,200	1,542,300

Cash, end of period	$652,000	$15,200

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$134,000	$165,400

Cash paid during the period for taxes	$38,000	$0

Supplemental disclosure of noncash investing and financing information:

Purchase of building with term note	$0	$2,388,000

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to Audited Consolidated Financial Statements

52-Week Periods Ended December 27, 2013 and December 28, 2012

1.      General Background Information

Jagged Peak, Inc. (the “Company” or “Jagged Peak”) is a software and services company headquartered in Tampa, Florida, providing internally developed cloud-based enterprise e-commerce technology supporting the entire e-commerce life cycle including order, warehouse, and transportation management solutions. The Company's flagship product, EDGE™ (EDGE, Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, locations, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, customer service, repair and reverse logistics, and marketing materials management, and automate other business processes through the use of the EDGE platform and its related software applications. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

With the EDGE platform, Jagged Peak has continued to market the launch of TotalCommerce™ (TotalCommerce), an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce is an outsourced “managed services” solution that leverages Jagged Peak’s extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a network of fulfillment centers throughout the United States and Canada; back office program management; payment processing; and a range of online marketing services.

Jagged Peak operates two warehouses in Florida and an expandable network of 20 independently owned fulfillment warehouses throughout North America using the cloud-based EDGE platform. The EDGE application is able to automatically route the orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company’s clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended December 27, 2013 and the period ended December 28, 2012 each consist of 52 weeks.

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

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred from release to production are capitalized and amortized over their useful life. The Company capitalized approximately $1,022,900 and $591,500 during the 52-week periods ended December 27, 2013 and December 28, 2012, respectively. Amortization expense related to capitalized software and charged to operations for the 52-week periods ended December 27, 2013 and December 28, 2012 was approximately $263,600 and $160,600, respectively.

Cash

Cash includes cash on hand with high quality financial institutions.

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

Sales to a single, multi-national customer with several brands amounted to approximately $41.3 million, or approximately 87% of total revenue, and approximately $31.7 million, or approximately 85% of total revenue, during the 52-week periods ended December 27, 2013 and December 28, 2012, respectively. Accounts receivable from this customer was approximately $4.1 million, or approximately 69% of net accounts receivable and approximately $2.5 million, or approximately 61% of net accounts receivable, at December 27, 2013 and December 28, 2012, respectively. The risk of this concentration is mitigated as the deposits from this customer at December 27, 2013 and at December 28, 2012 were approximately $2.1 million and $1.5 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $579,800 and $432,000 is considered necessary as of December 27, 2013 and December 28, 2012, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.  For the 52-week periods ended December 27, 2013 and December 28, 2012, there were no impairments of intangible assets.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense was $430,500 and $294,800 for the 52-week periods ended December 27, 2013 and December 28, 2012, respectively. Depreciation expense is included in selling, general and administrative expenses.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

	Years
Building and improvements	7	-	20
Warehouse equipment	3	-	10
Furniture and equipment	3	-	7
Computer equipment and software	1	-	7
Leasehold improvements		Lease term

On June 25, 2012, the Company purchased its previously leased warehouse located in St. Petersburg, Florida for $3.0 million with the proceeds of a 5-year term loan.  At the date of purchase, the recorded values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively. The 5-year term loan balance was approximately $2,208,900 and $2,328,300 as of December 27, 2013 and December 28, 2012, respectively.

Estimated Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

Uncertain Tax Positions

The Company periodically assesses its tax positions taken for all open tax years and has not identified any uncertain tax positions. The Company is not subject to examination by taxing authorities for years prior to 2010.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company’s operating profits, the reasons for the Company’s operating losses in prior years, management’s judgment as to the likelihood of profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however, the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2027.

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

The fair value of the Company’s interest rate swap included in other accrued expenses:

	December 27, 2013	December 28, 2012
Interest Rate Swap	$33,500	$71,500

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

Foreign Currency

Generally, the functional currency of the Company’s international subsidiary is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. The company recorded translation losses of $88,000 and $0 for the 52-week periods ended December 27, 2013 and December 28, 2012, respectively. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur upon issuance of certain additional potential common stock shares. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options (the number of which is computed using the “treasury stock method”). Diluted earnings per share considers the potential dilution that could occur if the Company’s outstanding common stock options were exercised for common stock that then shared in the Company’s earnings.

The weighted average number of shares was 16,156,583 and 16,182,873 for the 52-week periods ended December 27, 2013 and December 28, 2012, respectively.   The diluted weighted average number of shares was 17,802,840 and 17,314,856 for the 52-week periods ended December 27, 2013 and December 28, 2012, respectively.

Recently Issued Financial Accounting Standards

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC are not believed by management to have a material impact on the Company’s present or future financial statements.

3.      Property and Equipment

Property and equipment consist of:

	December 27, 2013	December 28, 2012
Warehouse building and improvements	$1,584,900	$1,433,000
Warehouse equipment	1,361,300	1,144,100
Computer equipment and software	1,510,500	1,201,800
Leasehold improvements	314,900	314,900
Furniture and equipment	147,300	109,900
Total property and equipment	4,918,900	4,203,700
Less accumulated depreciation	2,393,800	1,963,300
Property and equipment, net of depreciation	$2,525,100	$2,240,400
Land	1,567,000	1,567,000
Net property and equipment and land	$4,092,100	$3,807,400

4.      Other Current Assets

Other current assets of approximately $273,300 and $321,500 includes capitalized debt issuance costs of $42,500 and $83,500 for the 52-week periods ended December 27, 2013 and December 28, 2012, respectively.

5.      Debt

Notes payable consist of:

	December 27, 2013	December 28, 2012

5-year term loan related to purchase of warehouse	$2,208,900	$2,328,300

$5.0 million and $3.0 million senior credit facility, two year revolving line of credit at December 27, 2013 and December 28, 2012, respectively	580,000	520,000

Total notes payable	2,788,900	2,848,300

Less current portion	119,400	119,400

Long-term portion of notes payable	$2,669,500	$2,728,900

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan (the “Term Loan”) amortized over 20 years. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Term Loan. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.17% as of December 27, 2013. The swap agreement qualifies as an “effective” hedge under U.S. GAAP. As of December 27, 2013, the fair market value of the interest rate swap included in other accrued expenses is approximately $33,400.

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

On March 22, 2013, the Company amended the Facility to reduce the interest rate to an applicable margin of one-month LIBOR plus 2.50%. Prior to this Amendment, borrowings under the Facility bore interest at a rate equal to an applicable margin of one-month LIBOR plus 3.00%. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unutilized 0.25% commitment fee to the lender, based on the daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015.

The amount available for borrowing under the Facility was $4,420,000 and $2,480,000 as of December 27, 2013 and December 28, 2012, respectively. Average borrowings under the Facility during 2013 were approximately $1,684,000. Average borrowings under the facility from March 23, 2012 to December 28, 2012 were approximately $1,259,000.

6.      Lease Commitments and Contingent Liabilities

The Company's leases approximately 12,000 square feet of office space for its executive offices at 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.  Monthly rent expense is approximately $22,000 under a lease that expires February of 2016.

The Company leases approximately 36,000 square feet of warehouse space at 3001 Gateway Center Parkway, Pinellas Park, Florida.  This is a month-to-month lease. Rent is approximately $15,000 per month. In December 2013, the Company notified the lessor of this warehouse that it will terminate the lease at the end of February 2014.

On December 20, 2013, the Company entered into an agreement to lease approximately 71,000 square feet of warehouse space and approximately 6,000 square feet of office space at Gateway Business Park, 2007 Gandy Blvd. North, St. Petersburg, Florida. The initial lease term is for seventy-three months, commencing on January 1, 2014. Monthly rent expense is approximately $33,000.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 27, 2013:

Year Ending December
2014	$629,100
2015	717,100
2016	497,500
2017	464,600
2018	480,700
Thereafter	497,500
Total	$3,286,500

Rent expense amounted to approximately $473,300 and $702,000 for the 52-week periods ended December 27, 2013 and December 28, 2012, respectively. Rent expense in 2012 included lease payments made through June 2012 to a related party for the warehouse located in St. Petersburg, Florida. On June 25, 2012, the Company purchased this warehouse building from a related party for the appraised value of $3.0 million. See Note 10. Related Parties for details of related party transactions.

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not anticipate any of these matters or any matters in the aggregate to have a material adverse effect on the Company's business or its financial position or results of operations.

7.      Income Taxes

 Significant components of the provision for income taxes are as follows:

	Period Ended
	December 27, 2013	December 28, 2012
Deferred tax expense (benefit)
Federal	$678,900	$528,500
State	32,000	30,600
Foreign	(137,100)	(131,100)

Income tax expense	$573,800	$428,000

The Company's income tax expense in 2013 included the effect of the Company's federal, state, and foreign tax benefits.    Income taxes are based on the estimation of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.  The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Period Ended
	December 27, 2013	December 28, 2012

Tax expense at U.S. statutory rate	$483,200	$326,900
State income tax expense, net of federal expense	77,500	58,200
Tax expense on foreign operations different from U.S. rate	39,000	37,200
Effect of general non-deductible expenses	16,400	9,300
Other	(42,300)	(32,200)
Effect of amortization of employee stock option compensation	0	28,600
	$573,800	$428,000

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 27, 2013 and December 28, 2012 are as follows:

	December 27, 2013	December 28, 2012
Current deferred tax assets:
Allowance for doubtful accounts	$95,200	$162,500
Net operating loss carryforward	168,100	269,000
Alternative Minimum Tax Credit	38,000	0
Other	32,200	30,900
Total current deferred tax assets	333,500	462,400

Long-term deferred tax assets:
Net operating loss carryforward	943,900	1,043,900
Interest Rate Swap	12,600	26,900
Total long-term deferred tax assets	956,500	1,070,800

Long-term deferred tax liabilities:
Depreciation and Amortization	(690,000)	(381,300)

Net long-term deferred tax assets	266,500	689,500

Net deferred tax asset	$600,000	$1,151,900

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

As of December 27, 2013, the Company had U.S. (federal and state) net operating loss carryforwards of approximately $1,073,400 to reduce future taxable income, which will expire between 2027 and 2031. The Company also has a Canadian net operating loss carryforward of approximately $1,106,600 which does not begin to expire until 2029.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense.  There are no interest and penalties recognized in the financial statements.

8.      Stock Compensation

Overview

The Company's 2005 Stock Incentive Plan, as amended in July 2008 ("the Plan"), authorizes the Board of Directors to grant options to purchase up to 5,000,000 shares of common stock to key employees, officers, directors, and consultants.  The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant.  The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant.  The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board of Directors determines that special circumstances warrant a lower exercise price.

Stock Option Awards

In 2012, the Company's Board of Directors authorized stock option awards to the Company's Chief Financial Officer to purchase up to 100,000 shares of Jagged Peak common stock with an exercise price of $0.25 per common share and an aggregate market value of approximately $25,000. The exercise price represents the fair market value of the common stock on the date of the grant. The options have a term of nine years and eleven months and vested over a nine month period.

Stock Compensation Expense

The Company uses a Black-Scholes model to value its stock option grants and expenses the related compensation cost using the straight-line method over the vesting period.   The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk free interest rate. The expected term is primarily based on the contractual term of the option and Company data related to historic exercise and post-vesting forfeiture patterns, which is adjusted based on management's expectations of future results. The expected term is determined separately for options issued to the Company's directors and to employees. The Company's anticipated volatility level is primarily based on the historic volatility of the Company's common stock, adjusted to remove the effects of certain periods of unusual volatility not expected to recur, and adjusted based on management's expectations of future volatility, for the life of the option or option group. The Company's model includes a zero dividend yield assumption in all periods, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The risk free interest rate is based on recent U.S. Treasury note auction results with a similar life to that of the option. The Company's model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The period expense is then determined based on the valuation of the options and, at that time, an estimated forfeiture rate is used to reduce the expense recorded. The Company's estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company and is adjusted to reflect actual forfeitures at each vesting date.

The Company values the options at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2011: the historical dividend rate of 0%; the risk-free interest rate of approximately 1.84% for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years, which was calculated based on the Company's historical pattern of options granted and expected to be outstanding; an expected volatility of approximately 275%, which was calculated by review of the Company's historical activity as well as that of comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company's historical rate of employee options being exercised prior to expiration or termination over the past five years.

The Company values the options at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2012: the historical dividend rate of 0%; the risk-free interest rate of approximately 0.10% for periods within the contractual life of the option based on the U.S. Treasury yield curve in effect at the time of grant; the expected term of 5 years, which was calculated based on the Company's historical pattern of options granted and expected to be outstanding; an expected volatility of approximately 275%, which was calculated by review of the Company's historical activity as well as that of comparable peer companies; and an option exercise experience rate for employees of 50% based on the Company's historical rate of employee options being exercised prior to expiration or termination over the past five years.

The following summarizes the Company's stock option activity and related information:

	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at December 30, 2011	2,235,782	$0.01	-	0.30	$0.13
Options granted	100,000		0.25		0.25
Options exercised	0		0		0
Options cancelled or expired	0		0		0
Outstanding at December 28, 2012	2,335,782	$0.01	-	0.30	$0.14
Options granted	0		0		$0
Options exercised	0		0		0
Options cancelled or expired	(75,000)				0.30
Outstanding at December 27, 2013	2,260,782	0.01	-	0.25	0.13

Exercisable at December 27, 2013	2,260,782	$0.01	-	0.25	$0.13
Exercisable at December 28, 2012	2,335,782	$0.01	-	0.30	$0.14

 The following table summarizes information about options outstanding and exercisable as of December 27, 2013:

Outstanding and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Price
$0.01	10,782	10,782	37.0	$0.01
$0.13	2,150,000	2,150,000	2.4	$0.13
$0.25	100,000	100,000	7.9	$0.25

As of December 27, 2013 and December 28, 2012, there were 2,260,782 and 2,335,782 options exercisable at a weighted average exercise price of $0.13 and $0.14, respectively.

The following table represents the Company' nonvested stock option activity for the years ended December 27, 2013 and December 28, 2012:

	Number of Options	Weighted Average Exercise Price at Grant Date
Nonvested options – December 30, 2011	628,082	$0.08
Granted	100,000	0.25
Vested	(728,082)	0.14
Nonvested options – December 28, 2012	0	$0.00
Granted	0	0.00
Vested	0	0.00
Nonvested options – December 27, 2013	0	$0.00

At December 27, 2013, the aggregate intrinsic value of exercisable options outstanding was approximately $1,001,100 and $271,000, respectively, based on the Company’s closing stock price of $0.48 and $0.25 as of the last business day of the period ended December 27, 2013 and December 28, 2012, respectively, which would have been received by the optionees had all options been exercised on that date.

There were no options exercised during the years ended December 27, 2013 and December 28, 2012.

9.      Equity

Common Stock

Each share of common stock is entitled to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors (the "Board"), subject to the prior rights of the holders of any outstanding senior classes of stock, of which there are currently none. The Company records stock as issued when the consideration is received or the obligation is incurred.

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

In 2011, the Company amended its agreement with Moriah and issued Moriah 1,000,000 restricted common shares as collateral for the redemption premium Moriah received related to the refinancing of the loan.  Moriah had the option until March 31, 2012 to retain the collateral shares or put the shares to Jagged Peak for the redemption price of $170,000.  On March 31, 2012, Moriah chose to retain the 1,000,000 collateral shares and the put option expired.  On March 31, 2012, the Company then accounted for these shares as a reclassification of the value of the shares from temporary to permanent equity.

10.   Related Party Transactions

In 2011, subsequent to the lease expiration and to ensure Jagged Peak's ability to renew the warehouse lease under similar terms, Ridge Rock Partners, LLC, ("Ridge Rock") which is owned by a group of investors, including officers, directors and former officers of Jagged Peak, purchased the warehouse building from the bank that had taken ownership of it from the previous landlord. Ridge Rock entered into a lease with Jagged Peak on substantially the same terms as Jagged Peak had with its former landlord. Rent expense related to this lease agreement was approximately $0 and $239,700 for the 52-week period ended December 27, 2013 and December 28, 2012, respectively.

On June 25, 2012, the Company purchased its previously leased warehouse building located in St. Petersburg, Florida, from Ridge Rock for the appraised value of $3.0 million. The Company financed the purchase with a $2.388 million, 5-year term loan that is secured by the purchased property and amortized over 20 years.

In addition, Jagged Peak's Chief Executive Officer, Chief Operations Officer, Chief Sales and Marketing Officer, a Director of the Company and the Employee Stock Option Plan (ESOP) collectively hold a majority of the common stock in an entity that was spun-off from the Company in 2010 and is now a variable interest of the Company. See Note 11, Variable Interest Entity.

11.   Variable Interest Entity

At December 27, 2013, the Company held a variable interest in an entity for which it is not the primary beneficiary. To determine that the Company is not a primary beneficiary, qualitative and quantitative factors were considered. The Company does not have the power to direct activities of the variable interest entity ("VIE") which most significantly impact the VIE's economic performance. In addition, the Company does not have an obligation to absorb losses or the right to receive residual returns. Therefore, the Company is not required to consolidate the operations of this VIE.

The Company's only VIE at December 27, 2013 is an independent entity that was a wholly owned subsidiary of the Company until it was spun off in 2010. At the date of the spin-off, each shareholder of the Company received a 1/10th share of the new entity for each share of Company common stock owned. As a result, the majority owners of the Company are also the majority owners of the VIE.

The Company has less than a 1% ownership interest in the VIE. The Company is involved with this VIE as a non-controlling interest. The Company's primary support of the VIE in 2012 and 2013 was to subsidize a portion of the VIE's operating costs until the VIE's revenues increase or it raises sufficient capital to fund its operations. The Company's maximum exposure to loss as a result of its involvement with this unconsolidated VIE is limited to approximately $0, net of a $326,500 reserve, and $243,000 at December 27, 2013 and December 28, 2012, respectively. These amounts are recorded in Other Receivables.

12.   Employee Stock Ownership Plan

In 2007, the Company established an Employee Stock Ownership Plan (“ESOP”), for the benefit of its employees and to purchase shares of the Company's common stock from time to time in the open market or in negotiated transactions at prices deemed to be attractive.  The ESOP was amended as of January 1, 2013.  The ESOP is non-leveraged and contributions to it are made at the discretion of the Board of Directors.  All employees of Jagged Peak that meet the 1,000 hours worked requirement are eligible to participate in the ESOP.  The ESOP is 100% Company funded and Jagged Peak allocates contributed shares to participants based on their eligible annual compensation.  Compensation includes but is not limited to regular salaries and wages, overtime pay, bonuses, commissions and other amounts paid by Jagged Peak and taxable to the employee.  The amount of cash contributions or number of Jagged Peak common stock shares that are contributed to the ESOP on an annual basis is completely subject to the discretion of the Board of Directors.  Any cash dividends or distributions paid with respect to shares of the ESOP trust are retained and allocated in the same manner as other income of the ESOP trust.  Shares held by the ESOP trust are treated as all other issued and outstanding common shares for earnings per share calculations.

In 2013, the Company agreed to contribute 200,000 shares to the ESOP and the Company recognized an expense of $114,000 for this contribution. The 200,000 shares were not yet issued or allocated to the ESOP as of December 27, 2013.  In 2012, the Company did not contribute to the ESOP and did not recognize an expense related to ESOP contributions.  All shares held by the ESOP are considered outstanding for earnings per share computations.

The ESOP shares were as follows:

	December 27, 2013	December 28, 2012
Allocated Shares	842,719	1,136,480
Shares Released for Allocation	-	-
Unreleased Shares	-	-
Total ESOP Shares	842,719	1,136,480

13.   Subsequent Event

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended December 27, 2013 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 27, 2013.

Management's Report on Internal Control over Financial Reporting

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

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 27, 2013 under the criteria set forth in the in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the  rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the year ended December 27, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of March 18, 2014 were as follows:

Name	Age	Position
Paul Demirdjian	53	Chairman of the Board of Directors and Chief Executive Officer
Vincent Fabrizzi	56	Chief Sales and Marketing Officer, Director
Daniel Furlong	65	Chief Operations Officer, Director
Albert Narvades	43	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Primrose Demirdjian	54	Director

The following is a brief summary of the business experience of the foregoing directors and executive officers.

The following sets forth information concerning the officers and directors, including present principal occupations, other business experience during the last 5 years, membership on committees of the Board of Directors and directorships in other publicly held companies.

Paul Demirdjian - Chairman of the Board of Directors and Chief Executive Officer

Mr. Demirdjian has served on the Board since the inception of Jagged Peak in 2000. Mr. Demirdjian has over twenty years of experience in senior management, including executive positions of Senior Vice President of Operations, Chief Information Officer and Director for over ten years at Davel Communications, a publicly held telecom company operating private payphones, operator services, and long distance services. Mr. Demirdjian is married to Primrose Demirdjian, another member of the Board.  Mr. Demirdjian attended the University of South Florida, where he was a member of the Engineering Honor Society (Tau Alpha Pi).

Vince Fabrizzi - Chief Sales and Marketing Officer, Director

Mr. Fabrizzi has served on the Board since the inception of Jagged Peak in 2000. Prior to joining Jagged Peak, Mr. Fabrizzi was Chief Executive Officer and co-Founder of Compass Marketing Services, a logistics services, warehouse management, and fulfillment services company. Previously, Mr. Fabrizzi co-founded Paradigm Communications in 1989 with Mr. Furlong, and together over the next eight years they built the company into one of the Southeast's largest nationally recognized advertising agencies with over 160 employees, $60 million in revenues and an impressive list of Fortune 500 clients. Prior to co-founding Paradigm, Mr. Fabrizzi was a Vice President and Partner at FKQ Advertising. Mr. Fabrizzi holds a B.S. in Mechanical Engineering from West Virginia University.

Daniel Furlong - Chief Operations Officer, Director

Mr. Furlong has served as an officer and a board member since the inception of Jagged Peak in 2000. Prior to joining Jagged Peak, Mr. Furlong was President and co-Founder with Mr. Fabrizzi of both Compass Marketing Services and Paradigm Communications. Previously, Mr. Furlong was Vice President of Marketing for Dollar Rent-A-Car of Florida - the largest Dollar Rent-A-Car franchise in the country. During his tenure, business at the Florida division increased ten-fold. Mr. Furlong graduated from the University of Wyoming with both undergraduate and graduate degrees in Accounting.

Albert Narvades - Senior Vice President, Chief Financial Officer, Treasurer and Secretary

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

Primrose Demirdjian - Director

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

AUDIT COMMITTEE

The Audit Committee consists of the entire Board, as there are no independent Board members.  The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors and reviews and evaluates the Company's internal control functions. As an advisory function of the committee, members also participate in financings and review budgets versus historical results throughout the year.  The Board of Directors determined that Daniel Furlong qualifies as an audit committee financial expert as defined under the regulations of the SEC.

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

CODE OF ETHICS

The Company's Board of Directors has adopted a Code of Ethics applicable to all of the Company's employees, including the Company's Chief Executive Officer, Chief Sales and Marketing Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer and Controller. A copy of the Company's Code of Ethics is attached as an exhibit to the December 30, 2005 Annual Report on Form 10-KSB. The Company intends to provide any disclosures that are required by the rules of the SEC, or which the Company would otherwise determine to be appropriate, with respect to amendments of, and waivers from the Company's Code of Ethics by posting such disclosures on the Company's Internet website, www.JaggedPeak.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on the Company's review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that during 2013 all reporting persons timely complied with all filing requirements applicable to them.

Section 16(a) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC and any securities exchanges on which the common stock of the Company trades, initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of these reports.

Item 11. Executive Compensation

COMPENSATION

General

The Compensation Committee of the Board of Directors is currently composed of all four directors and is not independent.

The Company is engaged in highly competitive businesses and competes nationally for personnel at the executive and technical staff level.  Outstanding candidates are aggressively recruited, often at premium salaries.  Highly qualified employees are essential to our success.  The Company's objective is to provide a competitive compensation and work environment that helps attract, retain, and motivate the highly skilled people the Company requires.  The Company strongly believes that a considerable portion of the compensation for the Chief Executive Officer and other top executives must be tied to the achievement of business objectives and overall financial performance, both current and long-term.

The Company's compensation program is based on the philosophy that the total cash compensation should vary with the performance of both the individual and the Company and any long-term incentive should be closely aligned with the interest of the stockholders. There are two cash components of the executives' salary, a base salary and a bonus structure that compensates the executives for both their individual performance and the overall Company performance.

Long-term incentives are generally realized through the granting of stock options to executive officers and key employees.

The Company also implemented an employee stock ownership plan in 2007 for the benefit of its employees.  At this time, the Company has no other long-term incentive plans for its executive officers and employees.

Stock Options

Stock options are granted to aid in the retention of executive officers and key employees and to align the interests of executive officers and key employees with those of the stockholders.  The level of stock options granted (i.e., the number of shares subject to each stock option grant) is based on the employee's ability to impact future corporate results.  An employee's ability to impact future corporate results depends on the level and amount of job responsibility of the individual.  Therefore, the level of stock options granted is proportional to the Company's evaluation of each employee's job responsibility.   Stock options are granted at a price not less than the fair market value of the Company's common stock on the date granted.

The following table sets forth a summary of the compensation paid for the three fiscal years ended December 27, 2013 to or for the benefit of the Company's Chief Executive Officer, Chief Financial Officer and other named executive officers that are considered the Company's most highly compensated whose total annual salary and bonus compensation exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

		Summary Compensation Table
Name Principal Positions	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	(1)	Total ($)
Paul Demirdjian,	2013	223,100	128,600	—	—	5,100		356,800
Chairman of the Board of Directors and Chief Executive Officer	2012	211,400	63,700	—	—	22,700		297,800
				—
Vincent Fabrizzi	2013	219,800	122,500	—	—	5,200		347,500
Chief Sales and Marketing Officer, Director	2012	209,700	70,100	—	—	22,700		302,500
				—
Daniel Furlong	2013	219,800	122,500	—	—	5,200		347,500
Chief Operations Officer, Director	2012	209,700	73,500	—	—	22,700		305,900
				—
Albert Narvades	2013	197,500	107,500	—	—	4,400		309,400
Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2012	172,300	48,500	—	25,000	21,900		267,700

(1)	All other compensation consists of taxable auto allowance and company paid health insurance premiums.

The Company’s Board appoints the executive officers to serve at the discretion of the Board.

DIRECTOR COMPENSATION

Directors who are also employees receive no compensation for serving on the Board. The Company's non-employee directors may receive options to purchase shares of common stock at the market price on the date they are granted, and are entitled to reimbursement of expenses incurred consequential to their service. There has been no (cash or equity) compensation paid in the past two years to non-employee directors.

OPTION GRANTS TO NAMED EXECUTIVE OFFICERS IN LAST FISCAL YEAR

In 2012, the Company's Board of Directors authorized stock option awards to the Company's Chief Financial Officer to purchase up to one hundred thousand (100,000) shares of Jagged Peak common stock with an exercise price of $0.25 per common share which was the fair market value of the common stock at the date of grant.   The options have a term of nine years and eleven months and vested over a nine month period.

In 2013, the Company's Board of Directors did not grant any options.

STOCK OPTION PLANS

The Company's 2005 Stock Incentive Plan, as amended in July 2008 ("the Plan"), authorizes the Board of Directors to grant options to purchase up to 5,000,000 shares of common stock to key employees, officers, directors, and consultants.  The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant.  The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant.  The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board of Directors determines that special circumstances warrant a lower exercise price.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

     The following table summarizes equity awards granted to Named Executive Officers that were outstanding as of December 27, 2013:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options: # Exercisable	Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested $
Paul Demirdjian, Chairman of the Board of Directors and Chief Executive Officer (1)	600,000	0	0	$0.13	May 9, 2016	0	0	0	0
Vincent Fabrizzi, Chief Sales and Marketing Officer, Director (2)	500,000	0	0	$0.13	May 9, 2016	0	0	0	0
Daniel Furlong, Chief Operations Officer, Director (3)	500,000	0	0	$0.13	May 9, 2016	0	0	0	0
Albert Narvades, Senior Vice President, Chief Financial Officer, Treasurer and Secretary (4)	100,000	0	0	$0.25	November 21, 2021	0	0	0	0

(1)	Consists of a grant made on May 9, 2011.

(2)	Consists of a grant made on May 9, 2011.

(3)	Consists of a grant made on May 9, 2011.

(4)	Consists of a grant made on January 10, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 27, 2013, with respect to the Company's stock option plans under which common stock is authorized for issuance, as well as information regarding other compensatory options granted outside of the Company's stock option plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))

Equity compensation plans approved by shareholders	2,250,000	$0.13	2,750,000
Equity compensation plans not approved by shareholders	10,782	$0.01	__

Total	2,260,782	$0.13	2,750,000

The Company's 2005 Stock Incentive Plan, as amended in July 2008 ("the Plan"), authorizes the Board of Directors to grant options to purchase up to 5,000,000 shares of common stock to key employees, officers, directors, and consultants.  The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options and non-qualified stock options. Options granted under the Plan must be exercised within ten years of the date of grant.  The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant.  The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board of Directors determines that special circumstances warrant a lower exercise price.

PRINCIPAL SHAREHOLDERS

The following table sets forth information known to us, as of the date of this Form 10-K filing, relating to the beneficial ownership of shares of common stock by:

●	each person who is known by us to be the beneficial owner of more than 5% of the Company's outstanding common stock;

●	each director;

●	each executive officer; and

●	all executive officers and directors as a group.

Under federal securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) and that can be acquired by him within 60 days from the date of this Form 10-K filing, including upon the exercise of options, warrants or convertible securities. The Company determined a beneficial owner's percentage ownership by assuming that options, warrants or convertible securities that are held by him, but not those held by any other person, and which are exercisable within 60 days of the date of this Form 10-K filing, have been exercised or converted.

Except with respect to beneficial ownership of shares attributed to the named person, the following table does not give effect to the issuance of shares in the event outstanding common stock options are exercised.

The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. The address of each beneficial owner in the table set forth below is care of Jagged Peak, Inc., 3000 Bayport Drive, Suite 250, Tampa, Florida.

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Paul Demirdjian and Primrose Demirdjian (1)	5,753,130	32%
Daniel Furlong (2)	3,489,820	19%
Vincent Fabrizzi (3)	3,489,522	19%
Albert Narvades (4)	100,000	1%
Executive Officers and Directors and others (as a group of 5 persons)	12,832,472	71%

(1)

All shares are held jointly with Primrose Demirdjian and include 750,000 shares underlying stock options exercisable at $0.13 per share. In addition, Paul Demirdjian has fully vested ownership of 103,046 shares in the Employee Stock Option Plan. These shares are included in the table above.

(2)

Includes 500,000 shares underlying stock options exercisable at $0.13 per share. In addition, Daniel Furlong has fully vested ownership of  97,443 shares in the Employee Stock Option Plan. These shares are included in the table above.

(3)

Includes 500,000 shares underlying stock options exercisable at $0.13 per share. In addition, Vincent Fabrizzi has fully vested ownership of 99,445 shares in the Employee Stock Option Plan. These shares are included in the table above.

(4)	Consists of 100,000 shares underlying stock options exercisable at $0.25 per share.

Item 13. Certain Relationships and Related Transactions, and Directors’ Independence

On August 1, 2011, the Company entered into a ten-year lease with Ridge Rock Partners, an entity owned by  a group of investors, including Executive Officers of Jagged Peak, Paul Demirdjian, Vincent Fabrizzi, and Jagged Peak's former CFO, Andrew Norstrud. These people formed Ridge Rock Partners, LLC to purchase the warehouse building that the Company was leasing in St. Petersburg, Florida from the bank that had taken ownership of the building from the previous landlord. The Company paid Ridge Rock, LLC approximately $32,000 per month, terms that were substantially the same as the Company paid its former landlord. This lease terminated when the Company purchased the warehouse building from Ridge Rock on June 25, 2012.

The Company does not have any independent board members and does not expect to add any in 2014.  The members of the Board currently own approximately 78% of the Company's common stock and all have a long history with the Company and in its industry.  The Board believes there is sufficient segregation between the Board's financial statement overview responsibilities and the Chief Financial Officer's responsibilities for financial reporting and the Company's compliance responsibilities.

Item 14. Principal Accountants Fees and Services

Audit Fees

During 2013, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $77,000 for audit work and review of our Form 10-K, 10-Q and 8-K filings.  During 2012, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $75,000 for audit work and review of our Form 10-K, 10-Q and 8-K filings.

Audit Related Fees

None

Tax Fees

During 2013, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $7,000 to prepare our federal and state tax returns.  During 2012, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $18,000 to prepare our federal and state tax returns.  The audit committee approved all fees.

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

10.20*

Employment Agreement dated November 21, 2011 between the Company and Albert Narvades (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 28, 2011 and incorporated herein by reference)

10.21	Lease Agreement dated August 1, 2011 between the Company and Ridge Rock Partners, LLC

10.22	Loan Agreement – Revolving Line of Credit dated March 22nd, 2012 between the Company and Fifth Third Bank

10.23	“As-Is” Agreement for Purchase and Sale, effective May 14, 2012, between Ridge Rock Partners, LLC and the Company

10.24	First Amendment to “As-Is” Agreement for Purchase and Sale, effective June 21, 2012 between Ridge Rock Partners, LLC and the Company

10.25	Term Loan Agreement, effective June 22, 2012 between the Company and Fifth Third Bank

10.26	Lease Agreement dated December 21, 2013 between the Company and Gateway Business Centre, Ltd.

10.27	Amended And Restated Loan Agreement – Revolving Line Of Credit Between Fifth Third Bank and the Company, effective August 19, 2013

10.28*	Employee Stock Ownership Plan Effective as of January 1, 2007 as Restated as of January 1, 2013

14.1	Executive Management Code of Ethics (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

14.2	Company Code of Conduct (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2005 and incorporated herein by reference)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

Albert Narvades
Senior Vice President, Chief Financial Officer, Treasurer and Secretary Date: March 18, 2014

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Paul Demirdjian	Chairman of the Board of Directors and Chief Executive Officer	March 18, 2014
Paul Demirdjian

/s/ Vincent Fabrizzi	Chief Sales and Marketing Officer, Director	March 18, 2014
Vincent Fabrizzi

/s/ Daniel Furlong	Chief Operations Officer, Director	March 18, 2014
Daniel Furlong

/s/ Primrose Demirdjian	Director	March 18, 2014
Primrose Demirdjian

Exhibit Index

Exhibit Index

Exhibit Number	Description

10.21	Lease Agreement dated August 1, 2011 between the Company and Ridge Rock Partners, LLC

10.22	Loan Agreement – Revolving Line of Credit dated March 22nd, 2012 between the Company and Fifth Third Bank

10.23	“As-Is” Agreement for Purchase and Sale, effective May 14, 2012, between Ridge Rock Partners, LLC and the Company

10.24	First Amendment to “As-Is” Agreement for Purchase and Sale, effective June 21, 2012 between Ridge Rock Partners, LLC and the Company

10.25	Term Loan Agreement, effective June 22, 2012 between the Company and Fifth Third Bank

10.26	Lease Agreement dated December 21, 2013 between the Company and Gateway Business Centre, Ltd.

10.27	Amended And Restated Loan Agreement – Revolving Line Of Credit Between Fifth Third Bank and the Company, effective August 19, 2013

10.28*	Employee Stock Ownership Plan Effective as of January 1, 2007 as Restated as of January 1, 2013

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit.