Form 10-Q
period 2014-03-28
JAGGED PEAK, INC.
filed 2014-05-09
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2014

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

The Registrant had 16,356,583 shares of common stock, par value $0.001 per share, outstanding as of May 9, 2014.

Table of Contents

Jagged Peak, Inc.

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements (Unaudited)

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 28, 2014

Contents

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	1
Consolidated Statements of Comprehensive Income	2
Consolidated Statement of Changes in Stockholders’ Equity	3
Consolidated Statements of Cash Flows	4
Notes to the Unaudited Consolidated Financial Statements	5-13

Jagged Peak, Inc.

Consolidated Balance Sheets

	March 28, 2014 (Unaudited)	December 27, 2013 (Audited)
Assets
Current assets:
Cash	$405,100	$652,000
Accounts receivable, net of allowance for doubtful accounts of $104,000 and $253,300 at March 28, 2014 and December 27, 2013, respectively	5,776,800	5,980,100
Other receivables, net of allowance of $342,800 and $326,500 at March 28, 2014 and December 27, 2013, respectively	525,800	378,900
Work in process	149,200	150,700
Deferred tax asset – current portion	282,000	333,500
Other current assets	586,400	273,300
Total current assets	7,725,300	7,768,500

Property and equipment, net of accumulated depreciation of $2,515,200 and $2,393,800 at March 28, 2014 and December 27, 2013, respectively	4,125,400	4,092,100

Other assets:
EDGE applications, net of accumulated amortization of $2,380,900 and $2,288,900 at March 28, 2014 and December 27, 2013, respectively	1,946,500	1,817,100
Deferred tax asset	256,500	266,500
Capitalized debt issuance costs	56,000	57,300
Total long-term assets	6,384,400	6,233,000
Total assets	$14,109,700	$14,001,500

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$4,474,300	$5,692,700
Accrued payroll and bonuses	151,900	721,200
Other accrued expenses	300,600	302,000
Deferred rent	87,200	20,100
Deferred revenue and customer deposits	3,600,500	2,733,500
Notes payable, current portion	119,400	119,400
Total current liabilities	8,733,900	9,588,900

Long-term liabilities:
Notes Payable	3,399,700	2,669,500
Total long-term liabilities	3,399,700	2,669,500

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 28, 2014 and December 27, 2013	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,479,074 and 16,279,074 shares issued at March 28, 2014 and December 27, 2013, respectively; 16,356,583 and 16,156,583 shares outstanding at March 28, 2014 and December 27, 2013, respectively	16,600	16,400
Additional paid-in capital	3,877,900	3,764,100
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(1,947,400)	(2,007,600)
Accumulated other comprehensive income/(loss)	38,000	(20,800)
Total stockholders' equity	1,976,100	1,743,100
Total liabilities and stockholders' equity	$14,109,700	$14,001,500

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

 Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Week Period Ended
	March 28, 2014	March 29, 2013

Revenue	$14,090,700	$10,351,700

Cost of revenue	11,773,800	8,200,600

Gross profit	2,316,900	2,151,100

Selling, general and administrative expenses	2,058,000	1,887,200

Income from operations	258,900	263,900

Other expense, net	(92,800)	(29,800)

Interest expense	(46,800)	(50,500)

Profit before tax expense	119,300	183,600

Provision for income tax expense	59,100	85,300

Net income	$60,200	$98,300

Other comprehensive income	93,600	2,400
Tax expense	(34,800)	(900)
Other comprehensive income, net of tax	58,800	1,500

Comprehensive income	$119,000	$99,800

Weighted average number of common shares outstanding -basic	16,356,583	16,156,583

Net income per share – basic	$0.00	$0.01

Weighted average number of common shares outstanding and common equivalent shares outstanding	18,235,145	17,363,554

Diluted income per common share	$0.00	$0.01

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

        Consolidated Statements of Changes in Stockholders’ Equity

13 Weeks Ended March 28, 2014 and March 29, 2013

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre- hensive Income/(Loss)	Total
Balance, December 28, 2012	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,854,900)	$(44,500)	$872,100

Change in fair value of interest rate swap						1,500	1,500

Net income for the period					98,300		98,300

Balance, March 29, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,756,600)	$(43,000)	$971,900

Balance, December 27, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,007,600)	$(20,800)	$1,743,100

Change in fair value of interest rate swap						2,400	2,400

Shares issued for ESOP contribution	200,000	200	113,800				114,000

Foreign currency translation adjustment						56,400	56,400

Net income for the period					60,200		60,200

Balance, March 28, 2014	16,479,074	$16,600	$3,877,900	$(9,000)	$(1,947,400)	$38,000	$1,976,100

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Week Period Ended
	March 28, 2014	March 29, 2013
Operating activities
Net income	$60,200	$98,300
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and software amortization	213,400	147,600
Amortization of debt costs	11,000	20,700
Bad debt expense	0	(27,600)
Changes in:
Accounts receivable	168,300	(171,900)
Work-in-process	1,500	32,100
Other current assets	(281,100)	(146,600)
Other receivables	(147,200)	64,400
Deferred tax asset	59,000	47,900
Accounts payable and accrued expenses	(1,575,200)	(1,850,000)
Deferred rent	67,100	1,400
Deferred revenue and customer deposits	867,000	1,009,800
Net cash flows used in operating activities	(556,000)	(773,900)

Investing activities
Acquisition of property and equipment	(154,700)	(151,700)
Acquisition/development of software - EDGE applications	(221,400)	(161,900)
Cash flows used in investing activities	(376,100)	(313,600)

Financing activities
Net proceeds on notes payable	760,000	1,160,100
Payments on term loan	(29,800)	(29,800)
Cash flows provided by financing activities	730,200	1,130,300

Net (decrease) increase in cash	(201,900)	42,800

Cash, beginning of period	652,000	15,200
Effect of exchange rate changes on cash	(45,000)	0

Cash, end of period	$405,100	$58,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$36,000	$30,000
Cash paid during the period for taxes	$33,000	$38,000
Non-cash financing activities:
Issuance of stock to fund ESOP contribution	$114,000	$0

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 Week Periods Ended March 28, 2014 and March 29, 2013

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

Jagged Peak operates two warehouses in Florida and an expandable network of 19 independently owned fulfillment warehouses throughout North America using the cloud-based EDGE platform. The EDGE application is able to automatically route the orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company’s clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended March 28, 2014 and the period ended March 29, 2013 each consist of 13 weeks.

2.     Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at March 28, 2014 and December 27, 2013and (b) the consolidated statements of comprehensive, changes in stockholders’ equity and cash flows for the 13-week periods ended March 28, 2014 and March 29, 2013 have been made.

All financial information has been rounded to the nearest hundred.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 27, 2013.

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made, as information is available. Management believes that these estimates are reasonable however; actual results could differ from these estimates.

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

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred from release to production are capitalized and amortized over their useful life. The Company capitalized approximately $221,400 and $161,900 during the 13-week periods ended March 28, 2014 and March 29, 2013, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week periods ended March 28, 2014 and March 29, 2013 was approximately $92,000 and $53,500, respectively.

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

Sales to a single, multi-national customer with several brands amounted to approximately $12.1 million, or approximately 86% of total revenue, and approximately $8.8 million, or approximately 85% of total revenue, during the 13-week periods ended March 28, 2014 and March 29, 2013, respectively. Accounts receivable from this customer were approximately $4.0 million, or approximately 70% of total accounts receivable and approximately $4.1 million or approximately 69% of total accounts receivable, at March 28, 2014 and December 27, 2013, respectively. The risk of this concentration is mitigated as the deposits from this customer at March 28, 2014 and at December 27, 2013 were approximately $3.0 million and $2.1 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $446,800 and $579,800 is considered necessary as of March 28, 2014 and December 27, 2013, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense was $121,400 and $94,100 for the 13-week periods ended March 28, 2014 and March 29, 2013, respectively. Depreciation expense is included in selling, general and administrative expenses.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

Years
Building	7 - 20
Warehouse equipment	3 - 10
Furniture and equipment	3 - 7
Computer equipment and software	1 - 7
Leasehold improvements	Lease term

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

Uncertain Tax Positions

The Company periodically assesses its tax positions taken for all open tax years and has not identified any uncertain tax positions. The Company is not subject to examination by taxing authorities for years prior to 2011.

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

The swap agreement's fair value is calculated using Level 2 inputs. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are based on observable market inputs (other than those included in Level 1) and are provided by the Company’s lender, Fifth Third Bank. Level 3 inputs include inputs that are not currently observable.

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

Foreign Currency

The functional currency of the Company’s Canadian subsidiary, Jagged Peak Canada, Inc., is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Foreign currency translation gains and losses are recorded as a component of other comprehensive income. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

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

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 28, 2012	2,335,782	0.01-0.30	0.14
Options granted	0	0	0
Options exercised	0	0	0
Options cancelled or expired	(75,000)	0.30	0.30
Outstanding at December 27, 2013	2,260,782	$0.01-0.25	$0.13
Options granted	0	0	0
Options exercised	0	0	0
Options cancelled or expired	0	0	0
Outstanding at March 28, 2014	2,260,782	$0.01-0.25	$0.13

Exercisable at March 28, 2014	2,260,782	$0.01-0.25	$0.13
Exercisable at December 27, 2013	2,260,782	$0.01-0.25	$0.13

 The following table summarizes information about options outstanding and exercisable as of March 28, 2014:

Outstanding and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (in years)	Weighted Average Price
$0.01	10,782	10,782	36.7	$0.01
$0.13	2,150,000	2,150,000	2.1	$0.13
$0.25	100,000	100,000	7.7	$0.25

4.	Debt

Notes payable consist of:

	March 29, 2014	December 27, 2013

5-year term loan related to purchase of warehouse	$2,179,100	$2,208,900

$5.0 million senior credit facility, two year revolving line of credit	1,340,000	580,000

Total notes payable	3,519,100	2,788,900

Less current portion	119,400	119,400

Long-term portion of notes payable	$3,399,700	$2,669,500

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan (the “Term Loan”) amortized over 20 years. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Term Loan. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.15% as of March 28, 2014. The swap agreement qualifies as an “effective” hedge under U.S. GAAP. As of March 28, 2014, the fair market value of the interest rate swap included in other accrued expenses is approximately $29,300.

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

The amount available for borrowing under the Facility was $3,660,000 and $4,420,000 as of March 28, 2014 and December 27, 2013, respectively.

5. Related Party Transaction

Jagged Peak's Chief Executive Officer, Chief Operations Officer, Chief Sales and Marketing Officer, a Director of the Company and the Employee Stock Option Plan (ESOP) collectively hold a majority of the common stock in an entity that was spun-off from the Company in 2010 and is now a variable interest of the Company. See Note 11, Variable Interest Entity, in the report on Form 10-K for the year ended December 27, 2013.

PART I – FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion is intended to further the reader's understanding of the Company's financial condition and results of operations and should be read in conjunction with the Company's financial statements and related notes included elsewhere herein. This discussion also contains forward-looking statements. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of the risks and uncertainties set forth elsewhere in this Quarterly Report and in the Company's other SEC filings. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof. The Company is not party to any transactions that would be considered "off balance sheet" pursuant to disclosure requirements under the SEC's Item 303(c) of Regulation S-K.

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

Jagged Peak operates two warehouses in Florida and an expandable network of 19 independently owned fulfillment warehouses throughout North America using the cloud-based EDGE platform. The EDGE application is able to automatically route the orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company’s clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year.  Therefore, the period ended March 28, 2014 and the period ended March 29, 2013 each consist of 13 weeks.

RESULTS OF OPERATIONS

For the 13-week period ended March 28, 2014 compared to the 13-week period ended March 29, 2013

Revenues increased $3,739,000, or 36%, to $14,090,700 for the 13-week period ended March 28, 2014, as compared to $10,351,700 for the 13-week period ended March 29, 2013. Greater e-commerce order processing resulted in increases in both technology and fulfillment service revenues. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $3,573,200, or 44%, to $11,773,800 for the 13-week period ended March 28, 2014, as compared to $8,200,600 for the 13-week period ended March 29, 2013. As a percentage of revenue, cost of revenue was 84% for the 13-week period ended March 28, 2014, as compared to 79% for the 13-week period ended March 29, 2013. This increase is primarily related to the increase in fulfillment employees needed to manage order growth.

Selling, general and administrative expense increased by $170,800, or 9%, to $2,058,000 for the 13-week period ended March 28, 2014, as compared to $1,887,200 for the 13-week period ended March 29, 2013. This increase was primarily related to increases in staff costs due to additional employees needed to grow client support teams.

Interest expense decreased by $3,700 to $46,800 for the 13-week period ended March 28, 2014, as compared to $50,500 for the 13-week period ended March 29, 2013.

Income tax expense was $59,100 for the 13-week period ended March 28, 2014 compared to an income tax expense of $85,300 for the 13-week period ended March 29, 2013. Differences between the taxable income and the effective tax rate used for 2014 and 2013, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of March 28, 2014, the Company had U.S. (federal and state) net operating loss carry forwards of $791,100 to reduce future taxable income, which will expire between 2027 and 2032. The Company also has a Canadian net operating loss carry forward of $1,235,800 which does not begin to expire until 2030. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $60,200 for the 13-week period ended March 28, 2014, compared with net income of $98,300 for the 13-week period ended March 29, 2013, a decrease of 39%.

Basic income per share from continuing operations for the 13-week period ended March 28, 2014 was $0.00 per weighted average share, compared with basic income of $0.01 per weighted average share for the 13-week period ended March 29, 2013.

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

For the 13-week period ended March 28, 2014, the Company’s operations used cash of approximately $556,000. Cash used in operating activities decreased due to timing of accounts payable and an increase in other prepaid assets.

Net cash used in the Company’s investing activities totaled $376,100 for the 13-week period ended March 28, 2014 consisting of acquisition of warehouse equipment, computer hardware, and building improvements to the company owned warehouse in St. Petersburg and enhancements to the Company’s software. The Company expects total capital expenditures for the year 2014 will be approximately $2,000,000 to $2,500,000.

The Company’s financing activities provided cash of $730,200 for the 13-week period ended March 28, 2014 consisting of net borrowings on its line of credit and payments on its term loan.

The Company’s primary uses of cash flow were to fund operations and borrowings under the Fifth Third Bank credit facility.

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

On March 22, 2013, the Company amended the Facility to reduce the interest rate to an applicable margin of one-month LIBOR plus 2.50%. Prior to this Amendment, borrowings under the Facility bore interest at a rate equal to an applicable margin of one-month LIBOR plus 3.00%. In addition to paying monthly interest on outstanding principal under the Facility, the Company is required to pay a quarterly unused line fee of 0.25% to the lender, based on the average daily unused balance of the Facility. The Company may voluntarily repay outstanding loans under the Facility at any time without premium or penalty.

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015. One-month LIBOR was approximately 0.15% as of March 28, 2014.

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

At March 28, 2014, the balance outstanding on the Facility was approximately $1,340,000.

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

Sales to a single, multi-national customer with several brands amounted to approximately $12.1 million, or approximately 86% of total revenue, and approximately $8.8 million, or approximately 85% of total revenue, during the 13-week periods ended March 28, 2014 and March 29, 2013, respectively. Accounts receivable from this customer were approximately $4.0 million, or approximately 69% of total accounts receivable and approximately $4.1 million or approximately 69% of total accounts receivable, at March 28, 2014 and December 27, 2013, respectively. The risk of this concentration is mitigated as the deposits from this customer at March 28, 2014 and at December 27, 2013 were approximately $3.0 million and $2.1 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $446,800 and $579,800 is considered necessary as of March 28, 2014 and December 27, 2013, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

USE OF GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with U.S. GAAP, the Company has included in this report “Adjusted EBITDA,” with Adjusted EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization, and non-cash compensation expense. For each non-GAAP financial measure, the Company has presented the most directly comparable U.S. GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable U.S. GAAP financial measure.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 13-week period ended March 28, 2014 was approximately $379,500 compared to approximately $381,700 for the 13-week period ended March 29, 2013. The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the 13-week period ended
	March 28, 2014	March 29, 2013
Net income as reported in accordance with US GAAP	$60,200	$98,300

Income tax expense	59,100	85,300

Interest expense	46,800	50,500

Depreciation and software amortization	213,400	147,600

Adjusted EBITDA	$379,500	$381,700

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 28, 2014.

(b)

Changes in Internal Control over Financial Reporting. No change in the Company’s internal control over financial reporting occurred during the quarter ending March 28, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated May 9, 2014

31.2	Certification of the Chief Financial Officer dated May 9, 2014

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated May 9, 2014

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated May 9, 2014

Exhibit 101.1 Interactive Data File:

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	May 9, 2014
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ Albert Narvades	May 9, 2014
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)