Form 10-Q
period 2014-06-27
JAGGED PEAK, INC.
filed 2014-08-11
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 27, 2014

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

The Registrant had 16,479,074 shares of common stock, par value $0.001 per share, outstanding as of August 11, 2014.

Jagged Peak, Inc.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements (Unaudited)

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 27, 2014

Contents

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	1
Consolidated Statements of Comprehensive Income	2
Consolidated Statements of Changes in Stockholders’ Equity	3
Consolidated Statements of Cash Flows	4
Notes to the Unaudited Consolidated Financial Statements	5-14

Jagged Peak, Inc.

Consolidated Balance Sheets

	June 27, 2014 (Unaudited)	December 27, 2013 (Audited)
Assets
Current assets:
Cash	$673,600	$652,000
Accounts receivable, net of allowance for doubtful accounts of $179,000 and $253,300 at June 27, 2014 and December 27, 2013, respectively	5,962,400	5,980,100
Other receivables, net of allowance of $0 and $326,500 at June 27, 2014 and December 27, 2013, respectively	284,500	378,900
Work in process	150,900	150,700
Deferred tax asset – current portion	383,400	333,500
Other current assets	558,600	273,300
Total current assets	8,013,400	7,768,500

Property and equipment, net of accumulated depreciation of $941,100 and $2,393,800 at June 27, 2014 and December 27, 2013, respectively	4,824,300	4,092,100

Other assets:
EDGE applications, net of accumulated amortization of $2,486,700 and $2,288,900 at June 27, 2014 and December 27, 2013, respectively	2,384,800	1,817,100
Deferred tax asset	307,500	266,500
Capitalized debt issuance costs	36,000	57,300
Total long-term assets	7,552,600	6,233,000

Total assets	$15,566,000	$14,001,500

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$4,609,500	$5,692,700
Accrued payroll and bonuses	587,200	721,200
Other accrued expenses	396,700	302,000
Deferred rent	99,500	20,100
Deferred revenue and customer deposits	3,375,900	2,733,500
Notes payable, current portion	119,400	119,400
Total current liabilities	9,188,200	9,588,900

Long-term liabilities:
Notes Payable	4,789,800	2,669,500
Total long-term liabilities	4,789,800	2,669,500

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 27, 2014 and December 27, 2013	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,479,074 and 16,279,074 shares issued at June 27, 2014 and December 27, 2013, respectively; 16,356,583 and 16,156,583 shares outstanding at June 27, 2014 and December 27, 2013, respectively	16,600	16,400
Additional paid-in capital	3,877,900	3,764,100
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(2,314,800)	(2,007,600)
Accumulated other comprehensive income/(loss)	17,300	(20,800)
Total stockholders' equity	1,588,000	1,743,100

Total liabilities and stockholders' equity	$15,566,000	$14,001,500

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

 Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013

Revenue	$13,624,800	$10,716,600	$27,715,500	$21,068,300

Cost of revenue	11,714,900	8,560,300	23,488,700	16,760,900

Gross profit	1,909,900	2,156,300	4,226,800	4,307,400

Selling, general and administrative expenses	2,410,600	1,693,500	4,468,600	3,580,700

(Loss) income from operations	(500,700)	462,800	(241,800)	726,700

Other income (expense), net	43,700	(32,100)	(49,100)	(61,900)
Interest expense	(47,800)	(53,900)	(94,600)	(104,400)
(Loss) profit before tax expense	(504,800)	376,800	(385,500)	560,400

Provision for income tax benefit (expense)	137,400	(152,300)	78,300	(237,600)

Net (loss) income	(367,400)	224,500	(307,200)	322,800

Other comprehensive (loss) income	(32,700)	35,100	60,900	37,500
Tax benefit (expense)	12,000	(13,300)	(22,800)	(14,200)
Other comprehensive (loss) income, net of tax	(20,700)	21,800	38,100	23,300

Comprehensive (loss) income	$(388,100)	$246,300	$(269,100)	$346,100

Weighted average number of common shares outstanding -basic	16,356,583	16,156,583	16,356,583	16,156,583

Net (loss) income per share – basic	$(0.02)	$0.01	$(0.02)	$0.02

Weighted average number of common shares outstanding and common equivalent shares outstanding	18,243,040	17,626,466	18,243,040	17,626,466

Diluted (loss) income per common share	$(0.02)	$0.01	$(0.02)	$0.02

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

        Consolidated Statements of Changes in Stockholders’ Equity

26 Weeks Ended June 27, 2014 and June 28, 2013

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre- hensive Income/(Loss)	Total

Balance, December 28, 2012	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,854,900)	$(44,500)	$872,100

Change in fair value of interest rate swap						23,300	23,300

Net income for the period					322,800		322,800

Balance, June 28, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,532,100)	$(21,200)	$1,218,200

Balance, December 27, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,007,600)	$(20,800)	$1,743,100

Change in fair value of interest rate swap						(600)	(600)

Shares issued for ESOP contribution	200,000	200	113,800				114,000

Foreign currency translation adjustment						38,700	38,700

Net loss for the period					(307,200)		(307,200)

Balance, June 27, 2014	16,479,074	$16,600	$3,877,900	$(9,000)	$(2,314,800)	$17,300	$1,588,000

The accompanying notes are an integral part of the financial statements.

 Jagged Peak, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Week Period Ended
	June 27, 2014	June 28, 2013
Operating activities
Net (loss) income	$(307,200)	$322,800
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and software amortization	472,600	309,600
Amortization of debt costs	11,000	20,700
Bad debt expense	82,700	70,200
Changes in:
Accounts receivable	85,400	(572,500)
Work in process	(200)	(8,800)
Other current assets	(242,700)	(30,600)
Other receivables	(62,600)	43,600
Deferred tax asset	(88,200)	214,400
Accounts payable and accrued expenses	(1,005,000)	(711,600)
Deferred rent	79,400	1,400
Deferred revenue and customer deposits	642,400	293,800
Net cash flows used in operating activities	(332,400)	(47,000)

Investing activities
Acquisition of property and equipment	(1,006,900)	(283,900)
Acquisition/development of software - EDGE applications	(765,600)	(366,400)
Cash flows used in investing activities	(1,772,500)	(650,300)

Financing activities
Net proceeds on notes payable	2,180,000	1,080,000
Payments on term loan	(59,700)	(59,600)
Cash flows provided by financing activities	2,120,300	1,020,400

Net increase in cash	15,400	323,100

Cash, beginning of period	652,000	15,200
Effect of exchange rate changes on cash	6,100	0

Cash, end of period	$673,600	$338,300

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$71,000	$63,000
Cash paid during the period for taxes	$33,800	$38,000
Non-cash financing activities:
Issuance of stock to fund ESOP contribution	$114,000	$0

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 26 Week Periods Ended June 27, 2014 and June 28, 2013

1.     General Background Information

Jagged Peak, Inc. (the "Company" or "Jagged Peak") is a software and services company headquartered in Tampa, Florida, providing internally developed cloud-based enterprise e-commerce technology supporting the entire e-commerce life cycle including order, warehouse, and transportation management solutions. The Company's flagship product, EDGE™ (EDGE, Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, locations, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, customer service, repair and reverse logistics, and marketing materials management, and automate other business processes through the use of the EDGE platform and its related software applications. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

With the EDGE platform, Jagged Peak has continued to market the launch of TotalCommerce™ (TotalCommerce), an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce is an outsourced "managed services" solution that leverages Jagged Peak's extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a network of fulfillment centers throughout the United States and Canada; back office program management; payment processing; and a range of online marketing services.

Jagged Peak operates two warehouses in Florida and an expandable network of 19 independently owned fulfillment warehouses throughout North America using the cloud-based EDGE platform. The EDGE application is able to automatically route the orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company's clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended June 27, 2014 and the period ended June 28, 2013 each consist of 26 weeks.

2.     Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at June 27, 2014 and December 27, 2013 and (b) the consolidated statements of comprehensive, changes in stockholders’ equity and cash flows for the 26-week periods ended June 27, 2014 and June 28, 2013 have been made.

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

Revenue Recognition

There are multiple components in Jagged Peak's TotalCommerce solution, which are sold through a master agreement where each individual component is priced separately and distinctly from the other components, based on market prices at which we sell those services individually. The client is able to choose which services it wishes to purchase. The separate components can be added or deleted at any time during the contract period at pre-determined prices. The Company has a history of selling each element separately to establish the market price of each element.

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

Hosting and managed services contracts range in length from one to three years, and are typically renewed annually after the initial term for subsequent one year periods. Revenue from hosting and managed services is recognized ratably over the period for which the services are provided. In most cases the fees are either a flat monthly fee or based on the client's use of the system (transactions).

The Company's EDGE software is a web-based product and is typically provided to its customers in a Software as a Service ("SaaS") model. Revenues are recognized ratably over the period the service is provided. The method of payment can be based on the clients' use of the system (transactions), a flat monthly fee or an annual fee. Revenue for all methods of payment is recognized over the period the software is available to the client and the Company is responsible for providing software updates.

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

Certain order processing services are contracted out by the Company to optimized independent distribution warehouses in North America. All of these services are managed by the Company through its order management platform. Because the Company has the exclusive responsibility to contract and to manage the services provided to its clients by these independent warehouses and the related transportation, the revenue and expenses are recognized based on the amount of services charged to the client and the related expenses are part of the Company's cost of services.

Work in process represents costs and services which have been provided and properly recognized based on the above policies, however have not been billed to the client.

Shipping and handling costs are classified as cost of revenues.

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred from release to production are capitalized and amortized over their useful life. The Company capitalized approximately $544,200 and $204,500 during the 13-week periods ended June 27, 2014 and June 28, 2013, respectively. The Company capitalized approximately $765,600 and $366,400 during the 26-week periods ended June 27, 2014 and June 28, 2013, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week periods ended June 27, 2014 and June 28, 2013 was approximately $105,900 and $59,500, respectively. Amortization expense related to capitalized software and charged to operations for the 26-week periods ended June 27, 2014 and June 28, 2013 was approximately $198,000 and $113,000, respectively.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $12.6 million, or approximately 93% of total revenue, and approximately $8.8 million, or approximately 82% of total revenue, during the 13-week periods ended June 27, 2014 and June 28, 2013, respectively. Revenue from a single, multi-national customer with several brands amounted to approximately $24.5 million, or approximately 88% of total revenue, and approximately $18.8 million, or approximately 89% of total revenue, during the 26-week periods ended June 27, 2014 and June 28, 2013, respectively. Accounts receivable from this customer were approximately $4.2 million, or approximately 71% of total accounts receivable and approximately $4.1 million or approximately 69% of total accounts receivable, at June 27, 2014 and December 27, 2013, respectively. The risk of this concentration is mitigated as the deposits from this customer at June 27, 2014 and at December 27, 2013 were approximately $2.9 million and $2.1 million, respectively.

Accounts receivable result primarily from the revenue from e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer's payment history and the customer's current ability to pay its obligations. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $179,000 and $579,800 is considered necessary as of June 27, 2014 and December 27, 2013, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense was $153,200 and $102,500 for the 13-week periods ended June 27, 2014 and June 28, 2013, respectively, and $274,600 and $196,600 for the 26-week periods ended June 27, 2014 and June 28, 2013, respectively. Depreciation expense is included in selling, general and administrative expenses.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

Years
Building	7 - 20
Warehouse equipment	3 - 10
Furniture and equipment	3 - 7
Computer equipment and software	1 - 7
Leasehold improvements	Lease term

Estimated Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company’s debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company's operating profits, the reasons for the Company's operating losses in prior years, management's judgment as to the likelihood of profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however, the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2027.

Interest Rate Swap

Derivative financial instruments are carried at fair value on the consolidated balance sheets. The Company's derivative instrument is an interest rate swap that hedges the interest payments of certain debt by effectively converting interest from a variable rate to a fixed rate. This instrument is considered fully effective and qualifies for hedge accounting with changes in the fair value recorded in other comprehensive income (loss). The Company does not enter into derivative agreements for trading purposes.

The swap agreement's fair value is calculated using Level 2 inputs. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are based on observable market inputs (other than those included in Level 1) and are provided by the Company's lender, Fifth Third Bank. Level 3 inputs include inputs that are not currently observable.

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

Foreign Currency

The functional currency of the Company’s Canadian subsidiary, Jagged Peak Canada, Inc., is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Foreign currency translation gains and losses are recorded as a component of other comprehensive income. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other income (expenses).

Earnings per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur upon issuance of certain additional potential common stock shares. Potential common stock shares consist of shares that may arise from outstanding dilutive common stock options (the number of which is computed using the "treasury stock method"). Diluted earnings per share considers the potential dilution that could occur if the Company's outstanding common stock options were exercised for common stock that then shared in the Company's earnings.

Recently Issued Financial Accounting Standards

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force ("EITF"), the American Institute of Certified Public Accountants ("AICPA"), and the SEC did not or are not believed by management to have a material impact on the Company's present or future financial statements.

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

The following summarizes the Company’s stock option activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 28, 2012	2,335,782	0.01-0.30	0.14
Options granted	0	0	0
Options exercised	0	0	0
Options cancelled or expired	(75,000)	0.30	0.30
Outstanding at December 27, 2013	2,260,782	$0.01-0.25	$0.13
Options granted	0	0	0
Options exercised	0	0	0
Options cancelled or expired	0	0	0
Outstanding at June 27, 2014	2,260,782	$0.01-0.25	$0.13

Exercisable at June 27, 2014	2,260,782	$0.01-0.25	$0.13
Exercisable at December 27, 2013	2,260,782	$0.01-0.25	$0.13

 The following table summarizes information about options outstanding and exercisable as of June 27, 2014:

Outstanding and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Price
$0.01	10,782	10,782	36.5	$0.01
$0.13	2,150,000	2,150,000	1.9	$0.13
$0.25	100,000	100,000	7.4	$0.25

4.	Debt

Notes payable consist of:

	June 27, 2014	December 27, 2013

5-year term loan related to purchase of warehouse	$2,149,200	$2,208,900

$5.0 million senior credit facility, two year revolving line of credit	2,760,000	580,000

Total notes payable	4,909,200	2,788,900

Less current portion	119,400	119,400

Long-term portion of notes payable	$4,789,800	$2,669,500

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan (the "Term Loan") amortized over 20 years. Principal and interest are due monthly. Concurrent with the Term Loan, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Term Loan. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.15% as of June 27, 2014. The swap agreement qualifies as an "effective" hedge under U.S. GAAP. As of June 27, 2014, the fair market value of the interest rate swap included in other accrued expenses is approximately $34,100.

On March 23, 2012, the Company entered into the senior credit facility (the "Facility") with Fifth Third Bank. The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company's assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the Company from incurring certain additional indebtedness, creating or permitting liens on assets, paying dividends and repurchasing stock, engaging in mergers or acquisitions and make investments and loans.

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

The amount available for borrowing under the Facility was $2,240,000 and $4,420,000 as of June 27, 2014 and December 27, 2013, respectively.

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

Overview

Jagged Peak, Inc. (the "Company" or "Jagged Peak") is a software and services company headquartered in Tampa, Florida, providing internally developed cloud-based enterprise e-commerce technology supporting the entire e-commerce life cycle including order, warehouse, and transportation management solutions. The Company's flagship product, EDGE™ (EDGE, Enterprise Dynamic Global Engine), is a web-based software application that enables companies to control and coordinate multi-channel orders, catalogs, multi-warehouse inventories, and fulfillment across multiple customers, suppliers, employees, locations, and partners in real-time. The Company enables clients to build and operate custom branded portals such as e-commerce, customer service, repair and reverse logistics, and marketing materials management, and automate other business processes through the use of the EDGE platform and its related software applications. The EDGE platform has been deployed in multiple vertical markets such as consumer goods, financial services, healthcare, distribution, travel and tourism and manufacturing.

With the EDGE platform, Jagged Peak has continued to market the launch of TotalCommerce™ (TotalCommerce), an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce is an outsourced "managed services" solution that leverages Jagged Peak's extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a network of fulfillment centers throughout the United States and Canada; back office program management; payment processing; and a range of online marketing services.

Jagged Peak operates two warehouses in Florida and an expandable network of 19 independently owned fulfillment warehouses throughout North America using the cloud-based EDGE platform. The EDGE application is able to automatically route the orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company's clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended June 27, 2014 and the period ended June 28, 2013 each consist of 26 weeks.

RESULTS OF OPERATIONS

For the 13-week period ended June 27, 2014 compared to the 13-week period ended June 28, 2013

Revenues increased $2,908,200, or 27%, to $13,624,800 for the 13-week period ended June 27, 2014, as compared to $10,716,600 for the 13-week period ended June 28, 2013. Greater e-commerce order processing resulted in increases in both technology and fulfillment service revenues. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $3,154,600, or 37%, to $11,714,900 for the 13-week period ended June 27, 2014, as compared to $8,560,300 for the 13-week period ended June 28, 2013. As a percentage of revenue, cost of revenue was 86% for the 13-week period ended June 27, 2014, as compared to 80% for the 13-week period ended June 28, 2013. This increase is primarily related to the increase in fulfillment employees, contract labor needed to manage order growth and fulfillment costs incurred as part of the expanded warehouse space. The Company expects the expanded warehouse space to be fully operational by the end of 2014 to support the increase in expected fulfillment orders shipped from our Florida facilities.

Selling, general and administrative expenses increased by $717,100, or 42%, to $2,410,600 for the 13-week period ended June 27, 2014, as compared to $1,693,500 for the 13-week period ended June 28, 2013. This increase was primarily related to increases in staff costs due to additional employees needed to grow client support teams and the expanded warehouse space.

Interest expense decreased by $6,100 to $47,800 for the 13-week period ended June 27, 2014, as compared to $53,900 for the 13-week period ended June 28, 2013.

The Company realized a loss before provision for income taxes of $504,800 for the 13-week period ended June 27, 2014, as compared to income before provision for income taxes of $376,800 for the 13-week period ended June 28, 2013.

Income tax benefit was $137,400 for the 13-week period ended June 27, 2014 compared to an income tax expense of $152,300 for the 13-week period ended June 28, 2013. Differences between the taxable income and the effective tax rate used for 2014 and 2013, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of June 27, 2014, the Company had U.S. (federal and state) net operating loss carry forwards of $880,400 to reduce future taxable income, which will expire between 2027 and 2032. The Company also has a Canadian net operating loss carry forward of $1,649,600 which does not begin to expire until 2030. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized a net loss of $367,400 for the 13-week period ended June 27, 2014, compared with net income of $224,500 for the 13-week period ended June 28, 2013.

Basic loss per share from operations for the 13-week period ended June 27, 2014 was $0.02 per weighted average share, compared with basic income of $0.01 per weighted average share for the 13-week period ended June 28, 2013.

For the 26-week period ended June 27, 2014 compared to the 26-week period ended June 28, 2013

Revenues increased $6,647,200, or 32%, to $27,715,500 for the 26-week period ended June 27, 2014, as compared to $21,068,300 for the 26-week period ended June 28, 2013. Greater e-commerce order processing resulted in increases in both technology and fulfillment service revenues. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $6,727,800, or 40%, to $23,488,700 for the 26-week period ended June 27, 2014, as compared to $16,760,900 for the 26-week period ended June 28, 2013. As a percentage of revenue, cost of revenue was 85% for the 26-week period ended June 27, 2014, as compared to 80% for the 26-week period ended June 28, 2013. This increase is primarily related to the increase in fulfillment employees, contract labor needed to manage order growth and fulfillment costs incurred as part of the expanded warehouse space. The Company expects the expanded warehouse space to be fully operational by the end of 2014 to support the increase in fulfillment orders shipped from our Florida facilities.

Selling, general and administrative expenses increased by $887,900, or 25%, to $4,468,600 for the 26-week period ended June 27, 2014, as compared to $3,580,700 for the 26-week period ended June 28, 2013. This increase was primarily related to increases in staff costs due to additional employees needed to grow client support teams and the expanded warehouse space.

Interest expense decreased by $9,800 to $94,600 for the 26-week period ended June 27, 2014, as compared to $104,400 for the 26-week period ended June 28, 2013.

The Company realized a loss from operations before provision for income taxes of $385,500 for the 26-week period ended June 27, 2014, as compared to income before provision for income taxes of $560,400 for the 26-week period ended June 28, 2013.

Income tax benefit was $78,300 for the 26-week period ended June 27, 2014 compared to an income tax expense of $237,600 for the 26-week period ended June 28, 2013. Differences between the taxable income and the effective tax rate used for 2014 and 2013, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of June 27, 2014, the Company had U.S. (federal and state) net operating loss carry forwards of $880,400 to reduce future taxable income, which will expire between 2027 and 2032. The Company also has a Canadian net operating loss carry forward of $1,649,600 which does not begin to expire until 2030. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized a net loss of $307,200 for the 26-week period ended June 27, 2014, compared with net income of $322,800 for the 26-week period ended June 28, 2013.

Basic loss per share from operations for the 26-week period ended June 27, 2014 was $0.02 per weighted average share, compared with basic income of $0.02 per weighted average share for the 26-week period ended June 28, 2013.

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

For the 26-week period ended June 27, 2014, the Company’s operations used cash of approximately $332,400. Cash used in operating activities increased due to timing of accounts payable and an increase in other prepaid assets.

Net cash used in the Company’s investing activities totaled $1,772,500 for the 26-week period ended June 27, 2014 consisting of acquisition of warehouse equipment, computer hardware, and building improvements to the company owned warehouse in St. Petersburg and enhancements to the Company’s software. The Company expects total capital expenditures for the year 2014 will be approximately $2,000,000 to $2,500,000 to complete the new warehouse infrastructure and continued software enhancements.

The Company’s financing activities provided cash of $2,120,300 for the 26-week period ended June 27, 2014 consisting of net borrowings on its line of credit and payments on its term loan.

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

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015. One-month LIBOR was approximately 0.15% as of June 27, 2014.

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

At June 27, 2014, the balance outstanding on the Facility was approximately $2,760,000.

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

Revenue Recognition

There are multiple components in Jagged Peak's TotalCommerce solution, which are sold through a master agreement where each individual component is priced separately and distinctly from the other components, based on market prices at which we sell those services individually. The client is able to choose which services it wishes to purchase. The separate components can be added or deleted at any time during the contract period at pre-determined prices. The Company has a history of selling each element separately to establish the market price of each element.

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

Hosting and managed services contracts range in length from one to three years, and are typically renewed annually after the initial term for subsequent one year periods. Revenue from hosting and managed services is recognized ratably over the period for which the services are provided. In most cases the fees are either a flat monthly fee or based on the client's use of the system (transactions).

The Company's EDGE software is a web-based product and is typically provided to its customers in a Software as a Service ("SaaS") model. Revenues are recognized ratably over the period the service is provided. The method of payment can be based on the clients' use of the system (transactions), a flat monthly fee or an annual fee. Revenue for all methods of payment is recognized over the period the software is available to the client and the Company is responsible for providing software updates.

The Company has established vendor specific objective evidence for the individually priced elements in its contracts through the use of the market as each element in its contracts is sold both as a package and individually with the same pricing. For any element delivered for which vendor specific objective evidence ("VSOE") is not available it uses the residual method. When applying the residual method, VSOE of fair value is allocated to each of the undelivered elements and the remaining consideration is allocated to the delivered elements.

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. These revenues are recognized based on the net value of the services provided.

Certain order processing services are contracted out by the Company to optimized independent distribution warehouses in North America. All of these services are managed by the Company through its order management platform. Because the Company has the exclusive responsibility to contract and to manage the services provided to its clients by these independent warehouses and the related transportation, the revenue and expenses are recognized based on the amount of services charged to the client and the related expenses are part of the Company's cost of services.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $12.6 million, or approximately 93% of total revenue, and approximately $8.8 million, or approximately 82% of total revenue, during the 13-week periods ended June 27, 2014 and June 28, 2013, respectively. Revenue from a single, multi-national customer with several brands amounted to approximately $24.5 million, or approximately 88% of total revenue, and approximately $18.8 million, or approximately 89% of total revenue, during the 26-week periods ended June 27, 2014 and June 28, 2013, respectively. Accounts receivable from this customer were approximately $4.2 million, or approximately 71% of total accounts receivable and approximately $4.1 million or approximately 69% of total accounts receivable, at June 27, 2014 and December 27, 2013, respectively. The risk of this concentration is mitigated as the deposits from this customer at June 27, 2014 and at December 27, 2013 were approximately $2.9 million and $2.1 million, respectively.

Accounts receivable result primarily from the revenue from e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer's payment history and the customer's current ability to pay its obligations. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $179,000 and $579,800 is considered necessary as of June 27, 2014 and December 27, 2013, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considered a variety of factors, including the Company's operating profits, the reasons for the Company's operating losses in prior years, management's judgment as to the likelihood of profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however, the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2027.

USE OF U.S. GAAP AND NON-GAAP MEASURES

In addition to results presented in accordance with U.S. GAAP, the Company has included in this report "Adjusted EBITDA," with Adjusted EBITDA being defined by the Company as earnings before interest, taxes, depreciation and amortization, and non-cash compensation expense. For each non-GAAP financial measure, the Company has presented the most directly comparable U.S. GAAP financial measure and has reconciled the non-GAAP financial measure with such comparable U.S. GAAP financial measure.

These non-GAAP financial measures provide useful information to investors to assist in understanding the underlying operational performance of the Company. Specifically, Adjusted EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies' earnings power more meaningful and providing consistent period-over-period comparisons of the Company's performance. In addition, the Company uses this non-GAAP financial measure internally to measure its on-going business performance and in reports to bankers to permit monitoring of the Company's ability to pay outstanding liabilities.

ADJUSTED EBITDA

Adjusted EBITDA for the 26-week period ended June 27, 2014 was approximately $181,400 compared to approximately $974,400 for the 26-week period ended June 28, 2013. The Company defines Adjusted EBITDA as earnings before interest, taxes, and depreciation and amortization. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the 26-week period ended
	June 27, 2014	June 28, 2013
Net income (loss) as reported in accordance with US GAAP	$(307,200)	$322,800
Income tax expense (benefit)	(78,300)	237,600
Interest expense	94,600	104,400
Depreciation and software amortization	472,600	309,600
Adjusted EBITDA	$181,700	$974,400

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 27, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 27, 2014.

(b)

Changes in Internal Control over Financial Reporting. No change in the Company’s internal control over financial reporting occurred during the quarter ending June 27, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated August 11, 2014

31.2	Certification of the Chief Financial Officer dated August 11, 2014

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated August 11, 2014

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated August 11, 2014

Exhibit 101.1	Interactive Data File:

101.1NS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	August 11, 2014
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ Albert Narvades	August 11, 2014
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)