Form 10-Q
period 2014-09-26
JAGGED PEAK, INC.
filed 2014-11-10
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2014

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

(813) 637-6900

(Registrant's telephone number, including area code)

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The Registrant had 16,479,074 shares of common stock, par value $0.001 per share, outstanding as of November 10, 2014.

Jagged Peak, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements (Unaudited)

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 26, 2014

Jagged Peak, Inc.

Consolidated Balance Sheets

	September 26, 2014 (Unaudited)	December 27, 2013 (Audited)
Assets
Current assets:
Cash	$317,200	$652,000
Accounts receivable, net of allowance for doubtful accounts of $279,000 and $253,300 at September 26, 2014 and December 27, 2013, respectively	8,336,500	5,980,100
Other receivables, net of allowance of $0 and $326,500 at September 26, 2014 and December 27, 2013, respectively	4,900	378,900
Work in process	242,600	150,700
Deferred tax asset - current portion	382,900	333,500
Other current assets	506,000	273,300
Total current assets	9,790,100	7,768,500

Property and equipment, net of accumulated depreciation of $1,116,000 and $2,393,800 at September 26, 2014 and December 27, 2013, respectively	4,964,700	4,092,100

Other assets:
EDGE applications, net of accumulated amortization of $2,609,200 and $2,288,900 at September 26, 2014 and December 27, 2013, respectively	2,622,500	1,817,100
Deferred tax asset	56,600	266,500
Capitalized debt issuance costs	47,000	57,300
Total long-term assets	7,690,800	6,233,000

Total assets	$17,480,900	$14,001,500

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$5,194,400	$5,692,700
Accrued payroll and bonuses	235,900	721,200
Other accrued expenses	298,200	302,000
Deferred rent	175,400	20,100
Deferred revenue and customer deposits	3,343,000	2,733,500
Notes payable, current portion	619,400	119,400
Total current liabilities	9,866,300	9,588,900

Long-term liabilities:
Notes Payable	5,621,000	2,669,500
Total long-term liabilities	5,621,000	2,669,500

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 26, 2014 and December 27, 2013	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,479,074 and 16,279,074 shares issued at September 26, 2014 and December 27, 2013, respectively; 16,356,583 and 16,156,583 shares outstanding at September 26, 2014 and December 27, 2013, respectively	16,600	16,400
Additional paid-in capital	3,877,900	3,764,100
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(1,943,200)	(2,007,600)
Accumulated other comprehensive income/(loss)	51,300	(20,800)
Total stockholders' equity	1,993,600	1,743,100
Total liabilities and stockholders' equity	$17,480,900	$14,001,500

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

 Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013

Revenue	$15,141,000	$11,319,900	$42,856,500	$32,388,200

Cost of revenue	12,333,700	8,982,300	35,822,400	25,743,200

Gross profit	2,807,300	2,337,600	7,034,100	6,645,000

Selling, general and administrative expenses	2,099,700	1,851,900	6,568,300	5,432,600

Income from operations	707,600	485,700	465,800	1,212,400

Other (expense) income, net	(53,900)	23,900	(103,000)	(38,000)
Interest expense	(56,200)	(51,300)	(150,800)	(155,700)
Income before tax expense	597,500	458,300	212,000	1,018,700

Provision for income tax expense	(225,900)	(179,000)	(147,600)	(416,600)

Net income	$371,600	$279,300	$64,400	$602,100

Other comprehensive income (loss)	52,800	(6,500)	113,700	31,000
Tax (expense) benefit	(18,800)	2,400	(41,600)	(11,800)
Other comprehensive income (loss), net of tax	34,000	(4,100)	72,100	19,200

Comprehensive Income	$405,600	$275,200	$136,500	$621,300

Weighted average number of common shares outstanding -basic	16,356,583	16,156,583	16,356,583	16,156,583

Net income per share - basic	$0.02	$0.02	$0.00	$0.04

Weighted average number of common shares outstanding and common equivalent shares outstanding	18,221,396	17,750,829	18,221,396	17,665,156

Diluted income per common share	$0.02	$0.02	$0.00	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Changes in Stockholders' Equity

39 Weeks Ended September 26, 2014 and September 27, 2013

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre- hensive Income/(Loss)	Total

Balance, December 28, 2012	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,854,900)	$(44,500)	$872,100

Change in fair value of interest rate swap						19,200	19,200

Net income for the period					602,100		602,100

Balance, September 27, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,252,800)	$(25,300)	$1,493,400

Balance, December 27, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,007,600)	$(20,800)	$1,743,100

Change in fair value of interest rate swap						8,000	8,000

Shares issued for ESOP contribution	200,000	200	113,800				114,000

Foreign currency translation adjustment						64,100	64,100

Net income for the period					64,400		64,400

Balance, September 26, 2014	16,479,074	$16,600	$3,877,900	$(9,000)	$(1,943,200)	$51,300	$1,993,600

The accompanying notes are an integral part of the consolidated financial statements.

 Jagged Peak, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Week Period Ended
	September 26, 2014	September 27, 2013
Operating activities
Net income	$64,400	$602,100
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and software amortization	770,000	490,800
Amortization of debt costs	32,100	55,400
Bad debt expense	216,600	24,300
Changes in:
Accounts receivable	(2,417,500)	(866,100)
Work in process	(91,900)	(112,700)
Other current assets	(212,200)	(37,000)
Other receivables	183,100	38,800
Deferred tax asset	156,400	389,700
Accounts payable and accrued expenses	(756,900)	(479,200)
Deferred rent	155,300	1,400
Deferred revenue and customer deposits	609,500	528,000
Net cash flows (used in) provided by operating activities	(1,291,100)	635,500

Investing activities
Acquisition of property and equipment	(1,322,300)	(558,200)
Acquisition/development of software - EDGE applications	(1,125,700)	(659,600)
Cash flows used in investing activities	(2,448,000)	(1,217,800)

Financing activities
Net proceeds on term loan	2,000,000	0
Net proceeds on notes payable	1,541,000	780,000
Payments on term loan	(89,600)	(89,500)
Cash flows provided by financing activities	3,451,400	690,500

Net (decrease) increase in cash	(287,700)	108,200

Cash, beginning of period	652,000	15,200
Effect of exchange rate changes on cash	(47,100)	0

Cash, end of period	$317,200	$123,400

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$118,000	$94,000
Cash paid during the period for taxes	$33,800	$38,000
Non-cash financing activities:
Issuance of stock to fund ESOP contribution	$114,000	$0

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 39 Week Periods Ended September 26, 2014 and September 27, 2013

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

Jagged Peak operates two warehouses in Florida, an expandable network of twenty independently owned fulfillment warehouses throughout North America, and one warehouse in the United Kingdom using the cloud-based EDGE platform. The EDGE application is able to automatically route orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company's clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended September 26, 2014 and the period ended September 27, 2013 each consists of 39 weeks.

2.     Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at September 26, 2014 and December 27, 2013 and (b) the consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for the 39-week periods ended September 26, 2014 and September 27, 2013 have been made.

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

Use of Estimates

The Company prepares its financial statements in conformity with U.S. GAAP. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made, as information is available. Management believes that these estimates are reasonable, however, actual results could differ from these estimates.

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

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred from release to production are capitalized and amortized over their useful life. The Company capitalized approximately $360,200 and $293,200 during the 13-week periods ended September 26, 2014 and September 27, 2013, respectively. The Company capitalized approximately $1,125,700 and $659,600 during the 39-week periods ended September 26, 2014 and September 27, 2013, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week periods ended September 26, 2014 and September 27, 2013 was approximately $122,400 and $68,800, respectively. Amortization expense related to capitalized software and charged to operations for the 39-week periods ended September 26, 2014 and September 27, 2013 was approximately $320,300 and $181,800, respectively.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $12.9 million, or approximately 85% of total revenue, and approximately $9.6 million, or approximately 85% of total revenue, during the 13-week periods ended September 26, 2014 and September 27, 2013, respectively. Revenue from a single, multi-national customer with several brands amounted to approximately $37.6 million, or approximately 88% of total revenue, and approximately $28.3 million, or approximately 87% of total revenue, during the 39-week periods ended September 26, 2014 and September 27, 2013, respectively. Accounts receivable from this customer were approximately $6.5 million, or approximately 78% of total accounts receivable, and approximately $3.4 million or approximately 68% of total accounts receivable, at September 26, 2014 and December 27, 2013, respectively. The risk of this concentration is mitigated as the deposits from this customer at September 26, 2014 and at December 27, 2013 were approximately $2.8 million and $1.9 million, respectively.

Accounts receivable result primarily from the revenue from e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables; the customer's payment history and the customer's current ability to pay its obligations. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $279,000 and $579,800 is considered necessary as of September 26, 2014 and December 27, 2013, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense was $175,100 and $112,400 for the 13-week periods ended September 26, 2014 and September 27, 2013, respectively, and $449,700 and $309,000 for the 39-week periods ended September 26, 2014 and September 27, 2013, respectively. Depreciation expense is included in selling, general and administrative expenses.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

Years
Building	7 - 20
Warehouse equipment	3 - 10
Furniture and equipment	3 - 7
Computer equipment and software	1 - 7
Leasehold improvements	Lease term

Estimated Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considers a variety of factors, including the Company's operating profits, the reasons for the Company's operating losses in prior years, management's judgment as to the likelihood of profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however, the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2030.

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

Foreign Currency

The functional currency of the Company's Canadian subsidiary, Jagged Peak Canada, Inc., is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Foreign currency translation gains and losses are recorded as a component of other comprehensive income. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other income (expenses).

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

The following summarizes the Company's stock option activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 28, 2012	2,335,782	$0.01-0.30	0.14
Options granted	0	0	0
Options exercised	0	0	0
Options cancelled or expired	(75,000)	0.30	0.30
Outstanding at December 27, 2013	2,260,782	$0.01-0.25	$0.13
Options granted	0	0	0
Options exercised	0	0	0
Options cancelled or expired	0	0	0
Outstanding at September 26, 2014	2,260,782	$0.01-0.25	$0.13

Exercisable at September 26, 2014	2,260,782	$0.01-0.25	$0.13
Exercisable at December 27, 2013	2,260,782	$0.01-0.25	$0.13

 The following table summarizes information about options outstanding and exercisable as of September 26, 2014:

Outstanding and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Price
$0.01	10,782	10,782	36.2	$0.01
$0.13	2,150,000	2,150,000	1.6	$0.13
$0.25	100,000	100,000	7.2	$0.25

4.      Debt

Notes payable consist of:

	September 26, 2014	December 27, 2013

5-year term loan related to purchase of warehouse	$2,119,400	$2,208,900

$5.0 million senior credit facility, two year revolving line of credit	2,121,000	580,000

$2.0 million, two year, term loan	$2,000,000	-

Total notes payable	6,240,400	2,788,900

Less current portion	619,400	119,400

Long-term portion of notes payable	$5,621,000	$2,669,500

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan (“Mortgage”) amortized over 20 years. Principal and interest are due monthly. The Mortgage is secured by a first priority lien on substantially all of the Company’s assets. Concurrent with the Mortgage, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Mortgage. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.15% as of September 26, 2014. The swap agreement qualifies as an "effective" hedge under U.S. GAAP. As of September 26, 2014, the fair market value of the interest rate swap included in other accrued expenses was approximately $21,400.

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

On September 5, 2014, the Company amended the Facility to extend the maturity date to September 5, 2016.

On September 5, 2014 the Company entered into a term loan with Fifth Third Bank to fund operations. The term loan (“Term Loan”) provides for $2.0 million at an interest rate of one-month LIBOR plus 2.50% amortized over 4 years. One-month LIBOR was 0.15% as of September 26, 2014. Principal and interest are due monthly. The Term Loan matures in September 2018. The Term Loan is secured by a first priority lien on substantially all of the Company’s assets.

The amount available for borrowing under the Facility was $2,879,000 and $4,420,000 as of September 26, 2014 and December 27, 2013, respectively.

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

PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Jagged Peak operates two warehouses in Florida, an expandable network of twenty independently owned fulfillment warehouses throughout North America, and one warehouse in the United Kingdom using the cloud-based EDGE platform. The EDGE application is able to automatically route orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company's clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended September 26, 2014 and the period ended September 27, 2013 each consist of 39 weeks.

RESULTS OF OPERATIONS

For the 13-week period ended September 26, 2014 compared to the 13-week period ended September 27, 2013

Revenues increased $3,821,100, or 34%, to $15,141,000 for the 13-week period ended September 26, 2014, as compared to $11,319,900 for the 13-week period ended September 27, 2013. This increase is the result of higher e-commerce order processing volume. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $3,351,400, or 37%, to $12,333,700 for the 13-week period ended September 26, 2014, as compared to $8,982,300 for the 13-week period ended September 27, 2013. As a percentage of revenue, cost of revenue was 81% for the 13-week period ended September 26, 2014, as compared to 79% for the 13-week period ended September 27, 2013. This increase is primarily related to the increase in fulfillment employees and contract labor needed to manage order growth and fulfillment-related costs incurred as part of the expanded warehouse space.

Selling, general and administrative expenses increased by $247,800, or 13%, to $2,099,700 for the 13-week period ended September 26, 2014, as compared to $1,851,900 for the 13-week period ended September 27, 2013. This increase was primarily related to increases in staff costs due to additional employees needed to grow client support teams and the rent of the expanded warehouse space.

Interest expense increased by $4,900 to $56,200 for the 13-week period ended September 26, 2014, as compared to $51,300 for the 13-week period ended September 27, 2013.

The Company realized income before the provision for income taxes of $597,500 for the 13-week period ended September 26, 2014, as compared to income before provision for income taxes of $458,300 for the 13-week period ended September 27, 2013.

Income tax expense was $225,900 for the 13-week period ended September 26, 2014 compared to an income tax expense of $179,000 for the 13-week period ended September 27, 2013. Differences between the taxable income and the effective tax rate used for 2014 and 2013, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. During the quarter ended September 26, 2014 the Company evaluated the availability of the net operating loss carryforward balance. Based on this evaluation, the Company made a redetermination of amounts available and the related valuation allowance. As of the quarter ended September 26, 2014, the Company has a remaining U.S. (federal and state) net operating loss carry forwards of 1,326,600 which does not begin to expire until 2033. This net operating loss carry forward is fully reserved. The Company also has a Canadian net operating loss carry forward of $1,962,300 which does not begin to expire until 2030. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $371,600 for the 13-week period ended September 26, 2014, compared with net income of $279,300 for the 13-week period ended September 27, 2013.

Other income and expense consists of foreign currency gain or losses on transactions. Other Comprehensive income and loss is the result of changes in the value of the swap agreement and foreign currency translation gain or losses.

Basic income per share from operations for the 13-week period ended September 26, 2014 was $0.02 per weighted average share, compared with basic income of $0.02 per weighted average share for the 13-week period ended September 27, 2013.

For the 39-week period ended September 26, 2014 compared to the 39-week period ended September 27, 2013

Revenues increased $10,468,300, or 32%, to $42,856,500 for the 39-week period ended September 26, 2014, as compared to $32,388,200 for the 39-week period ended September 27, 2013. This increase is the result of higher e-commerce order processing volume. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $10,079,200, or 39%, to $35,822,400 for the 39-week period ended September 26, 2014, as compared to $25,743,200 for the 39-week period ended September 27, 2013. As a percentage of revenue, cost of revenue was 84% for the 39-week period ended September 26, 2014, as compared to 79% for the 39-week period ended September 27, 2013. This increase is primarily related to the increase in fulfillment employees and contract labor needed to manage order growth and fulfillment-related costs incurred as part of the expanded warehouse space.

Selling, general and administrative expenses increased by $1,135,700, or 21%, to $6,568,300 for the 39-week period ended September 26, 2014, as compared to $5,432,600 for the 39-week period ended September 27, 2013. This increase was primarily related to increases in staff costs due to additional employees needed to grow client support teams and the rent of the expanded warehouse space.

Interest expense decreased by $4,900 to $150,800 for the 39-week period ended September 26, 2014, as compared to $155,700 for the 39-week period ended September 27, 2013.

The Company realized income from operations before provision for income taxes of $212,000 for the 39-week period ended September 26, 2014, as compared to income before provision for income taxes of $1,018,700 for the 39-week period ended September 27, 2013.

Income tax expense was $147,600 for the 39-week period ended September 26, 2014 compared to an income tax expense of $416,600 for the 39-week period ended September 27, 2013. The decrease in income tax expense is a function of the Company’s pre-tax net income. Differences between the taxable income and the effective tax rate used for 2014 and 2013, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. During the quarter ended September 26, 2014 the Company evaluated the availability of the net operating loss carryforward balance. Based on this evaluation, the Company made a redetermination of amounts available and the related valuation allowance. As of quarter ended September 26, 2014 the Company has a remaining U.S. (federal and state) net operating loss carry forwards of $1,326,600 which does not begin to expire until 2033. The Company also has a Canadian net operating loss carry forward of $1,962,300 which does not begin to expire until 2030. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $64,400 for the 39-week period ended September 26, 2014, compared with net income of $602,100 for the 39-week period ended September 27, 2013.

Other income and expense consists of foreign currency gain or losses on transactions. Other comprehensive income and loss is the result of changes in the value of the swap agreement and foreign currency translation gain or losses.

Basic income per share from operations for the 39-week period ended September 26, 2014 was $0.00 per weighted average share, compared with basic income of $0.04 per weighted average share for the 39-week period ended September 27, 2013.

Liquidity and Capital Resources

The Company's cash needs consist of working capital, capital expenditures and debt service. The Company's working capital needs primarily depend on the timing of collections from customers and payments to vendors. Capital expenditures consist of building, computer, and warehouse equipment purchases and developer salaries for EDGE enhancements. The Company reduces capital expenditure requirements by utilizing independent fulfillment warehouses. Independent fulfillment warehouses typically provide their own equipment, which reduces capital investment requirements.

For the 39-week period ended September 26, 2014, the Company's operations used cash of approximately $1,291,300. Cash used in operating activities increased primarily due to an increase in the accounts receivable balance and a decrease in the accounts payable and accrued liabilities balances. The increase in accounts receivable and decrease in accounts payable are the primarily result of timing of collections from clients and payments to vendors.

Net cash used in the Company's investing activities totaled $2,448,000 for the 39-week period ended September 26, 2014 consisting of acquisition of warehouse equipment, computer hardware, and building improvements to the company owned warehouse in St. Petersburg and enhancements to the Company's software. The Company expects total capital expenditures during the fourth quarter of the year 2014 will be approximately $0.5 million to complete the new warehouse infrastructure and additional software enhancements.

The Company's financing activities provided cash of $3,451,000 for the 39-week period ended September 26, 2014 consisting of net borrowings on its line of credit and the $2.0 million term loan. The term loan and borrowings on the line of credit were used to fund operations.

The Company's primary uses of cash flow were to fund operations and borrowings under the Fifth Third Bank credit facility.

On September 5, 2014 the Company entered into a term loan with Fifth Third Bank. The term loan provides for $2.0 million at an interest rate of LIBOR plus 2.5%. The term loan matures in September 2018.

On March 23, 2012, the Company entered into a Senior Credit Facility with Fifth Third Bank (the "Facility"). The Facility initially provided for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company's assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the ability of the Company to incur certain additional indebtedness, create or permit liens on assets, pay dividends and repurchase stock, engage in mergers or acquisitions and make investments and loans.

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

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015. On September 5, 2014, the Company amended the Facility to extend the maturity date to September 5, 2016.

One-month LIBOR was approximately 0.15% as of September 26, 2014.

The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with the Facility, will be sufficient to fund anticipated capital expenditures, operating expenses and other anticipated liquidity needs for the next twelve months. The anticipated debt maturity in 2016, and other unforeseen events may require the Company to seek alternative financing, such as restructuring or refinancing of its long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or are not permitted under the Facility and the Company defaulted on obligations, its debt could be accelerated and its lender may foreclose on its assets.

At September 26, 2014, the balance outstanding on the Facility was approximately $2,121,000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, capitalization of software, work in process, recoverability of long-lived assets, recoverability of prepaid expenses, valuation of deferred tax assets and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made, as information is available. Management believes that these estimates are reasonable, however, actual results could differ from these estimates.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $12.9 million, or approximately 85% of total revenue, and approximately $9.6 million, or approximately 85% of total revenue, during the 13-week periods ended September 26, 2014 and September 27, 2013, respectively. Revenue from a single, multi-national customer with several brands amounted to approximately $37.6 million, or approximately 88% of total revenue, and approximately $28.3 million, or approximately 87% of total revenue, during the 39-week periods ended September 26, 2014 and September 27, 2013, respectively. Accounts receivable from this customer were approximately $6.5 million, or approximately 78% of total accounts receivable, and approximately $3.4 million, or approximately 68% of total accounts receivable, at September 26, 2014 and December 27, 2013, respectively. The risk of this concentration is mitigated as the deposits from this customer at September 26, 2014 and at December 27, 2013 were approximately $2.8 million and $1.9 million, respectively.

Accounts receivable result primarily from the revenue from e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, the customer's payment history and the customer's current ability to pay its obligations. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $279,000 and $579,800 is considered necessary as of September 26, 2014 and December 27, 2013, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considers a variety of factors, including the Company's operating profits, the reasons for the Company's operating losses in prior years, management's judgment as to the likelihood of profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however, the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2030.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 39-week period ended September 26, 2014 was approximately $1,132,800 compared to approximately $1,665,200 for the 39-week period ended September 27, 2013. The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization and non-cash compensation. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the 39-week period ended
	September 26, 2014	September 27, 2013
Net income as reported in accordance with US GAAP	$64,400	$602,100
Income tax expense	147,600	416,600
Interest expense	150,800	155,700
Depreciation and software amortization	770,000	490,800
Non-cash compensation	0	0
Adjusted EBITDA	$1,132,800	$1,665,200

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 26, 2014. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 26, 2014.

(b)

Changes in Internal Control over Financial Reporting. No change in the Company's internal control over financial reporting occurred during the quarter ended September 26, 2014, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

10.29	Loan Agreement – Two year term loan dated September 5, 2014 between the Company and Fifth Third Bank

31.1	Certification of the Chief Executive Officer dated November 10, 2014

31.2	Certification of the Chief Financial Officer dated November 10, 2014

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated November 10, 2014

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated November 10, 2014

Exhibit 101.1	Interactive Data File:

101.1NS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 10, 2014
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ Albert Narvades	November 10, 2014
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)