Form 10-K
period 2014-12-26
JAGGED PEAK, INC.
filed 2015-03-26
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 26, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

Aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was $3,754,212 based on a closing price of $0.80 per share of the registrant's common stock on June 26, 2014.

There were 16,356,583 shares of the registrant's common stock outstanding as of March 26, 2015.

Jagged Peak, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

DECEMBER 26, 2014

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

With the EDGE platform, Jagged Peak has continued to market the launch of TotalCommerce™ (TotalCommerce), an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce is an outsourced "managed services" solution that leverages Jagged Peak's extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a network of twenty-five fulfillment centers throughout the United States, Canada, and the United Kingdom; back office program management; payment processing; and a range of online marketing services.

Jagged Peak operates two warehouses in Florida, an expandable network of twenty-two independently owned fulfillment warehouses throughout North America, and one warehouse in the United Kingdom using the cloud-based EDGE platform. The EDGE application is able to automatically route orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company's clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended December 26, 2014 and the period ended December 27, 2013 each consist of 52 weeks.

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

COMPETITIVE ADVANTAGES

The Company provides a suite of services to help businesses worldwide grow their revenues and avoid the costs and risks associated with running a global technology operation in-house.  The Company provides vertically integrated e-commerce solutions that include e-commerce, order management, Customer Relationship Management (“CRM”), digital and physical product fulfillment, e-mail marketing and business process automation.  At the core of these services is the Company's proprietary EDGE software.  The EDGE application provides a complete multi-channel, multi-distribution center, multi-enterprise, highly functional software solution that can be deployed in minimal time, requires a lower upfront purchase cost or activation fee, and is easy to use and maintain. As a result, Jagged Peak believes it is able to deliver a complete enterprise commerce management software solution faster and at a lower cost than the competition. Jagged Peak offers its clients an end-to-end web based order management software solution that has a compelling return-on-investment proposition that is the result of an attractive and flexible transaction-based pricing model coupled with reduced implementation requirements. The Company believes its EDGE application maintains additional advantages relative to the competition such as complete web-native architecture, platform or vendor independence, highly scalable solution, role-based hierarchical security, real-time order visibility and ease of use.  We believe that we are uniquely positioned to assist our clients to accelerate and manage their growth.

Jagged Peak's web to fulfillment service is what makes the Company unique. Orders captured through the order portal may be processed directly through the EDGE application (no File Transfer Protocol “FTP” process) and transmitted to Jagged Peak's warehouse and transportation management systems in real time for order processing.  Transaction data contains all necessary information and instructions to facilitate a fully 'executable' order.  This 'frictionless' processing environment ensures prompt and accurate order fulfillment and data integrity.  Order status, inventory activity and carrier shipping manifest data will be automatically uploaded from Jagged Peak's warehouse and transportation management systems to EDGE.

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

Jagged Peak believes that significant opportunities exist to leverage its current client base to increase its penetration in attractive end business-to-business and business-to-consumer markets such as consumer retail, financial services and insurance, healthcare and pharmaceutical, travel and tourism, general manufacturing, and government.

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

Technology Managed TotalCommerce Fulfillment Services

Jagged Peak offers customers a complete turnkey solution built on the cloud-based EDGE platform, if desired, which can include both physical and digital fulfillment services through managed warehouses across North America and the United Kingdom. EDGE is used for our fulfillment, which includes reporting, warehouse optimization, order fulfillment, return authorizations, back order processing, and full transaction auditing capabilities.

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

PERSONNEL

At December 26, 2014, the Company had 143 full time employees. At this time, none of the Company's employees is covered by a collective bargaining agreement. The Company recognizes its employees as one of its most valuable assets and provides above industry average compensation and benefits. The recruitment, training and retention of qualified employees are essential to support continued growth and to meet the service requirements of our clients.

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

Jagged Peak experienced net losses every year, except for 2010, 2012, 2013 and 2014, since completing its reverse merger in 2005.  There can be no assurance that the Company will not incur losses in the future. The Company's operating expenses have increased as the business has grown and can be expected to increase significantly because of expansion efforts. There is no assurance that the Company will be able to generate sufficient revenue to meet its operating expenditures or continue to operate profitably.

WE ARE DEPENDENT ON A SMALL NUMBER OF CLIENTS FOR A LARGE PORTION OF OUR SALES AND A LOSS OF ANY CLIENT THAT ACCOUNTS FOR A LARGE PORTION OF OUR REVENUE WOULD CAUSE OUR REVENUE TO DECLINE SUBSTANTIALLY

Sales to one of our clients accounted for approximately 88% of our revenue in 2014, and approximately 87% in 2013.  Contracts with our clients are generally one to three years in length. If any key contract is not renewed or otherwise terminates, particularly this contract, or if revenues from this or other key clients decline for any other reason (such as competitive developments), our revenue would decline and our ability to maintain profitability would be impaired. It is important to our ongoing success that we maintain these key client relationships and at the same time develop new client relationships.

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

Our industry is characterized by the existence of intellectual property rights and frequent claims and related litigation regarding these intellectual property rights. In the course of our business, we may become subject to claims of infringement or otherwise become aware of potentially relevant intellectual property rights held by other parties. We evaluate the validity and applicability of these intellectual property rights, and determine in each case whether we must negotiate licenses or cross-licenses to incorporate or use the proprietary technologies in our products.

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

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

Competition in the market for providing transaction management software is intense. The Company's software products face competition from many larger, more established companies.  In addition, other companies could seek to introduce competing products or services and increased competition could result in a decrease in the price charged by the Company's competitors for their products and services or reduce demand for the Company's products and services, which would have a material adverse effect on the Company's business, operating results and financial condition. Our primary public company competitors are IBM, SAP, Oracle (Art Technology Group), eBay, Magento, Speed Commerce and PFSweb. There can be no assurance that the Company will be able to compete successfully with its existing or potential competitors, which have substantially greater financial, technical, and marketing resources, longer operating histories, greater name recognition or more established relationships in the industry than the Company. If any of these competitors provides competitive software products and services to the marketplace in the future, the Company cannot be sure that it will have the resources or expertise to compete successfully.

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

LAWS RELATING TO USER INFORMATION AND ONLINE PRIVACY MAY LIMIT THE COLLECTION AND USE OF END-USER DATA FOR OUR CLIENTS

We collect and maintain end-user data for our clients, which subjects us to increasing international, federal and state regulation related to online privacy and the use of personal user information. For instance, Congress has enacted anti-SPAM legislation with which we must comply when providing e-mail campaigns for our clients. Bills are pending in Congress and in various states that address online privacy protections. Several states have proposed, and some have enacted, legislation that would limit the use of personal user information or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites.

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

The OTCBB market is separate and distinct from the Nasdaq Stock Market and any national stock exchange, such as the New York Stock Exchange or the American Stock Exchange. Although the OTC Bulletin Board is a regulated quotation service operated by the Financial Industry Regulatory Authority ("FINRA"), that displays real-time quotes, last sale prices, and volume information in over-the-counter ("OTC") equity securities like our common stock, we are not required to meet or maintain any qualitative or quantitative standards for our common stock to be quoted on the OTCBB. Our common stock does not presently meet the minimum listing standards for listing on the Nasdaq Stock Market or any national securities exchange, which could affect our stockholders' ability to access trading information about our common stock.

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

VOLATILITY OF THE MARKET PRICE OF THE COMPANY'S STOCK IS LIKELY TO OCCUR DUE TO THE LOW TRADING VOLUME OF OUR STOCK

The market price of the Company's common stock may be volatile, which could cause the value of your investment to decline. Any of the following factors could affect the market price of our common stock:

●	Changes in earnings estimates and outlook by financial analysts;
●	Our failure to meet investors' performance expectations;
●	General market and economic conditions; and
●	Our small trading volume.

ACCORDING TO THE SEC, THE MARKET FOR PENNY STOCKS HAS SUFFERED FROM PATTERNS OF FRAUD AND ABUSE

Such patterns include:

●	Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
●	Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
●	"Boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;
●	Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

The Company leases approximately 12,000 square feet of office space for its executive offices at 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.  Monthly rent expense is approximately $23,200 under a lease that expires February of 2016.

In addition, the Company owns approximately 93,000 square feet of warehouse space at 1701 3rd Ave. South, St. Petersburg, Florida.  On June 25, 2012, the Company purchased this previously leased warehouse for $3.0 million. The purchase was financed with a $2,388,000 5-year term loan (the "Mortgage") amortized over 20 years and an approximately $612,000 down payment provided by a revolving line of credit. Principal and interest on the Mortgage are due monthly. Concurrent with the Mortgage, the Company entered into an interest rate swap thereby fixing the effective rate on the Mortgage at 3.93%. The Mortgage, revolving line of credit and interest rate swap are agreements entered into with Fifth Third Bank and are explained further in the Liquidity and Capital Resources section of Item 7. At the date of purchase, the recorded values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively. The 5-year Mortgage balance was approximately $2,089,500 as of December 26, 2014.

On December 21, 2013, the Company entered into an agreement to lease approximately 71,000 square feet of warehouse space and 6,000 square feet of office space at Gateway Business Park, 2007 Gandy Blvd. North, St. Petersburg, Florida. The initial lease term is for seventy-three months, commencing on January 1, 2014. On March 20, 2014 the Company expanded the office space from 6,000 square feet to 10,329 square feet. On May, 1, 2014, the Company increased the leasehold premises by an additional 70,000 square feet. Monthly rent expense as of year-end is approximately $63,000.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 26, 2014:

Year Ending December
2015	$1,130,900
2016	930,900
2017	913,000
2018	944,700
2019	977,800
Thereafter	81,700
Total	$4,979,000

The Company believes the facilities are in reasonable condition, the correct size, adequately insured and adequately provide for the Company's immediate and foreseeable needs.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not Applicable

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the OTC bulletin board under the symbol "JGPK." The table below sets forth the high and low bid prices for the Company's common stock for the quarters within 2013 and 2014. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period			High	Low
December 29, 2012	-	March 29, 2013	$0.47	$0.23
March 30, 2013	-	June 28, 2013	$0.55	$0.26
June 29, 2013	-	September 27, 2013	$0.58	$0.31
September 28, 2013	-	December 27, 2013	$0.57	$0.39
December 28, 2013	-	March 28, 2014	$2.00	$0.32
March 29, 2014	-	June 27, 2014	$1.01	$0.55
June 28, 2014	-	September 26, 2014	$0.80	$0.35
September 27, 2014	-	December 26, 2014	$0.80	$0.39

The Company had approximately 115 stockholders of record as of March 26, 2015.  The Company has never paid cash dividends on the Company's common stock. The Company intends to retain future earnings, if any, to finance the expansion of the Company's business, and the Company does not anticipate that any cash dividends will be paid in the near future. The Company's future payment of dividends will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

In 2011, the Company's Board of Directors granted stock option awards to four executives and one director to purchase up to 2,150,000 shares of Jagged Peak common stock with an exercise price of $0.13 per common share, which approximated the fair market value of the common stock on the date of grant. The options have a term of five years and vested ratably on a monthly basis over a one year period.

In 2012, the Company's Board of Directors granted stock option awards to an officer to purchase up to 100,000 shares of Jagged Peak common stock with an exercise price of $0.25 per common share, which approximated the fair market value of the common stock on the date of granted and an aggregate market value of approximately $25,000. The options have a term of nine years and eleven months and vests ratably on a monthly basis over a nine-month period.

Both the 2011 and 2012 grants of options were exempt from the registration provisions of the Securities Act of 1933, as amended, because they were made in private offerings under Section 4(2) thereof.

In November 18, 2014, the Company granted 1,850,000 restricted shares of Jagged Peak to five executives and one director. The restricted stock vests ratably on an annual basis over a three year period. Restricted stock is measured at fair value of $0.65, which was the market value of the stock at the date of grant, and is recognized on a straight-line basis over the vesting period.

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

With the EDGE platform, Jagged Peak has continued to market the launch of TotalCommerce™ (TotalCommerce), an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce is an outsourced "managed services" solution that leverages Jagged Peak's extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a network of twenty-five fulfillment centers throughout the United States, Canada, and the United Kingdom; back office program management; payment processing; and a range of online marketing services.

Jagged Peak operates two warehouses in Florida, an expandable network of twenty-two independently owned fulfillment warehouses throughout North America, and one warehouse in the United Kingdom using the cloud-based EDGE platform. The EDGE application is able to automatically route orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company's clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year.  Therefore, the period ended December 26, 2014 and the period ended December 27, 2013 each consist of 52 weeks.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $54.5 million, or approximately 88% of total revenue, and approximately $41.3 million, or approximately 87% of total revenue, during the 52-week periods ended December 26, 2014 and December 27, 2013, respectively. Accounts receivable from this customer were approximately $10.0 million, or approximately 82% of net accounts receivable and approximately $4.1 million, or approximately 69% of net accounts receivable, at December 26, 2014 and December 27, 2013, respectively. The risk of this concentration is mitigated as the deposits from this customer at December 26, 2014 and at December 27, 2013 were approximately $2.8 million and $2.1 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $513,100 and $579,800 is considered necessary as of December 26, 2014 and December 27, 2013, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considers a variety of factors, including the Company's operating profits, the reasons for the Company's operating losses in prior years, management's judgment as to the likelihood of profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however, the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2029.

RESULTS OF OPERATIONS

For the 52-week period ended December 26, 2014 compared to the 52-week period ended December 27, 2013.

The following table summarizes selected financial data of the Company:

	2014	2013	Change	Percent
Net revenue	$61,711,400	$47,481,800	$14,229,600	30%

Cost of revenue	51,181,500	38,019,300	13,162,200	35%

Gross profit	10,529,900	9,462,500	1,067,400	11%

Selling, general and administrative expenses	9,533,800	7,746,400	1,787,400	23%

Income from operations	$996,100	$1,716,100	$(720,000)	(42%)

 The following table sets forth the Company’s capitalization as of December 26, 2014. The table should be read in conjunction with the Company’s financial statements and related notes included elsewhere in this Form 10-K filing.

Total current liabilities	$13,678,300
Long-term liabilities	5,871,100

Common stock; $.001 par value; 70,000,000 shares authorized; 16,479,074 shares issued and 16,356,583 shares outstanding at December 26, 2014	16,600
Additional paid-in capital	3,877,900
Treasury stock, 122,491 shares	(9,000)
Accumulated deficit	(1,776,700)
Accumulated other comprehensive income	72,900
Total stockholders’ equity	2,181,700
Total liabilities and stockholders’ equity	$21,731,100

Revenues increased $14,229,600, or 30%, to $61,711,400 for the 52-week period ended December 26, 2014, as compared to $47,481,800 for the 52-week period ended December 27, 2013. Greater e-commerce order processing resulted in increases in both technology and fulfillment service revenues. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $13,162,200, or 35%, to $51,181,500 for the 52-week period ended December 26, 2014, as compared to $38,019,300 for the 52-week period ended December 27, 2013. As a percentage of revenue, cost of revenue was 83% for the 52-week period ended December 26, 2014, as compared to 80% for the 52-week period ended December 27, 2013. This increase is primarily related to the increase in temporary fulfillment labor needed to manage peak order volume.

Selling, general and administrative expense increased by $1,787,400, or 23%, to $9,533,800 for the 52-week period ended December 26, 2014, as compared to $7,746,400 for the 52-week period ended December 27, 2013. This increase was primarily related to accelerated hiring of experienced managers at higher wages to support our current and expected growth.

Interest expense increased by $6,200 to $213,200 for the 52-week period ended December 26, 2014, as compared to $207,000 for the 52-week period ended December 27, 2013.

Income tax expense was $320,300 for the 52-week period ended December 26, 2014 compared to an income tax expense of $573,800 for the 52-week period ended December 27, 2013. Differences between the taxable income and the effective tax rate used for 2014 and 2013, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of December 26, 2014, the Company had U.S. (federal and state) net operating loss carry forwards of $1,397,400 to reduce future taxable income, which will expire between 2031 and 2033. The Company also has a Canadian net operating loss carry forward of $2,166,800 which does not begin to expire until 2029.

Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $230,900 for the 52-week period ended December 26, 2014, compared with net income of $847,300 for the 52-week period ended December 27, 2013, a decrease of 73%.

Basic income per share from continuing operations for the 52-week period ended December 26, 2014 was $0.01 per weighted average share, compared with basic income of $0.05 per weighted average share for the 52-week period ended December 27, 2013.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 52-week period ended December 26, 2014 was approximately $2,054,300 compared to approximately $2,436,200 for the 52-week period ended December 27, 2013. The decrease in the Adjusted EBITDA primarily relates to the increase in selling, general and administrative expense due to the accelerated hiring of experienced managers at higher wages to support our current and expected growth. The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and non-cash compensation expense. The Company believes Adjusted EBITDA is a useful measure of operating performance before the impact of investing and financing transactions, making comparisons between companies’ earnings power more meaningful and providing consistent comparisons of the Company’s performance. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the 52-weeks ended
	December 26, 2014	December 27, 2013
Net income as reported	$230,900	$847,300
Income tax expense	320,300	573,800
Interest expense	213,200	207,000
Depreciation and software amortization	1,085,700	694,100
Non-cash compensation expense	204,200	114,000
Adjusted EBITDA	$2,054,300	$2,436,200

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

For the 52-week period ended December 26, 2014, the Company’s operations used cash of approximately $425,100. Cash used by operations increased as timing of year end sales resulted in an increase in accounts receivable, partially offset by the increase in accounts payable.

Net cash used in the Company’s investing activities totaled $2,934,000 for the 52-week period ended December 26, 2014 consisting of acquisition of warehouse equipment, computer hardware, building improvements to the company owned warehouse in St. Petersburg and enhancements to the Company’s software. The Company expects total capital expenditures for the year 2015 will be approximately $2,500,000 to $3,000,000.

The Company’s financing activities provided cash of $3,122,300 for the 52-week period ended December 26, 2014 consisting of net borrowings on the Fifth Third credit facility (the “Facility”) and Term Loan and payments on its Term Loan and Mortgage.

The Company’s primary sources of cash flow were from borrowings under the “Facility” and the Term Loan.

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

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015. One-month LIBOR was approximately 0.17% as of December 26, 2014.

On September 5, 2014, the Company amended the Facility to extend the maturity date to September 5, 2016.

On September 5, 2014 the Company entered into the Term Loan with Fifth Third Bank to fund operations. The Term Loan provides for a principal amount of $2.0 million at an interest rate of one-month LIBOR plus 2.50% amortized over 4 years. One-month LIBOR was 0.17% as of December 26, 2014. Principal and interest are due monthly. The Term Loan matures in September 2018. The Term Loan is secured by a first priority lien on substantially all of the Company's assets.

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan ("Mortgage") amortized over 20 years. Principal and interest are due monthly. The Mortgage is secured by a first priority lien on substantially all of the Company's assets. Concurrent with the Mortgage, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Mortgage. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.17% as of December 26, 2014. The swap agreement qualifies as an "effective" hedge under U.S. GAAP. As of December 26, 2014, the fair market value of the interest rate swap included in other accrued expenses was approximately $23,600.

At December 26, 2014, the balance outstanding on the Facility, Mortgage, and the Term Loan were approximately $1,941,000, $2,089,500 and $1,875,000, respectively.

The Company believes that, based on current operations and anticipated growth, cash flow from operations, together with the Facility, will be sufficient to fund anticipated capital expenditures, operating expenses and other anticipated liquidity needs for the next twelve months. Anticipated debt maturity of the Facility in 2016, and other unforeseen events may require the Company to seek alternative financing, such as restructuring or refinancing of its long-term debt, selling assets or operations or selling debt or equity securities. If these alternatives were not available in a timely manner or on satisfactory terms or are not permitted under the Facility and the Company defaulted on obligations, its debt could be accelerated and its lender may foreclose on its assets.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The comprehensive new standard will supersede existing revenue recognition guidance and require revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services. The guidance will also require that certain contract costs incurred to obtain or fulfill a contract be capitalized as an asset and amortized as revenue is recognized. Adoption of the new rules could affect the timing of both revenue recognition and the recognition of contract costs for certain transactions. The guidance permits two implementation approaches, one requiring retrospective application of the new standard with restatement of prior years and one requiring prospective application of the new standard with disclosure of results under old standards. For the Company, the new standard will be effective January 1, 2017. The Company is currently evaluating the impact of adoption and the implementation approach to be used.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

 Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

Jagged Peak, Inc.

For the Fiscal Years Ended December 26, 2014 and December 27, 2013

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Jagged Peak, Inc.

We have audited the accompanying consolidated balance sheets of Jagged Peak, Inc. and Subsidiary (the Company) as of December 26, 2014 and December 27, 2013, and the related consolidated statements of comprehensive income, changes in stockholders' equity, and cash flows for the 52-week periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jagged Peak, Inc. and Subsidiary as of December 26, 2014 and December 27, 2013, and the results of their operations and cash flows for the 52-week periods ended December 26, 2014 and December 27, 2013 in conformity with accounting principles generally accepted in the United States of America.

Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

March 26, 2015

Jagged Peak, Inc.

Consolidated Balance Sheets

	December 26, 2014	December 27, 2013
Assets
Current assets:
Cash	$315,900	$652,000
Accounts receivable, net of allowance for doubtful accounts of $513,100 and $253,300 at December 26, 2014 and December 27, 2013, respectively	12,171,400	5,980,100
Other receivables, net of allowance of $0 and $326,500 at December 26, 2014 and December 27, 2013, respectively	54,600	378,900
Work in process	71,900	150,700
Deferred tax asset	792,200	333,500
Other current	529,500	273,300
Total current assets	13,935,500	7,768,500

Property and equipment, net of accumulated depreciation of $1,296,600 and $2,393,800 at December 26, 2014 and December 27, 2013, respectively	4,893,900	4,092,100

Other assets:
EDGE applications, net of accumulated amortization of $2,744,500 and $2,288,900 at December 26, 2014 and December 27, 2013, respectively	2,863,600	1,817,100
Deferred tax asset	0	266,500
Capitalized debt issuance costs	38,100	57,300
Total long-term assets	7,795,600	6,233,000
Total assets	$21,731,100	$14,001,500

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$8,119,900	$5,692,700
Accrued payroll and bonuses	895,700	721,200
Other accrued expenses	370,100	302,000
Deferred rent	184,800	20,100
Deferred revenue and customer deposits	3,488,400	2,733,500
Notes Payable, current portion	619,400	119,400
Total current liabilities	13,678,300	9,588,900

Long-term liabilities:
Notes Payable	5,286,100	2,669,500
Deferred Tax Liability	585,000	0
Total long-term liabilities	5,871,100	2,669,500

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at December 26, 2014 and December 27, 2013	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,479,074 shares issued and 16,356,583 outstanding shares at December 26, 2014 and 16,279,074 shares issued and 16,156,583 outstanding shares at December 27, 2013	16,600	16,400
Additional paid-in capital	3,877,900	3,764,100
Treasury Stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(1,776,700)	(2,007,600)
Accumulated other comprehensive income (loss)	72,900	(20,800)
Total stockholders' equity	2,181,700	1,743,100
Total liabilities and equity	$21,731,100	$14,001,500

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Comprehensive Income

52-Week Periods Ended

	December 26, 2014	December 27, 2013

Revenue	$61,711,400	$47,481,800

Cost of revenue	51,181,500	38,019,300

Gross profit	10,529,900	9,462,500

Selling, general and administrative expenses	9,533,800	7,746,400

Income from operations	996,100	1,716,100

Other expense, net	(231,700)	(88,000)

Interest expense	(213,200)	(207,000)

Income before tax expense	551,200	1,421,100

Provision for income tax expense	320,300	573,800

Net income	230,900	847,300

Other Comprehensive income:
Change in fair value of interest rate swap	(9,800)	38,000
Foreign currency translation adjustment	159,600	0
Tax expense	(56,100)	(14,300)
Other comprehensive income, net of tax benefit	93,700	23,700

Comprehensive income	$324,600	$871,000

Weighted average number of common shares outstanding- basic	16,321,515	16,156,583

Net income per share - basic	$0.01	$0.05

Weighted average number of common shares and common equivalent shares outstanding	19,983,799	17,802,840

Diluted income per common share	$0.01	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

        Consolidated Statements of Changes in Stockholders’ Equity

52-Week Periods Ended December 26, 2014 and December 27, 2013

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Compre- hensive Income (Loss)	Total
Balance, December 28, 2012	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,854,900)	$(44,500)	$872,100

Change in fair value of interest rate swap						23,700	23,700

Net income for the period					847,300		847,300

Balance, December 27, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,007,600)	$(20,800)	$1,743,100

Change in fair value of interest rate swap						(6,000)	(6,000)

Net income for the period					230,900		230,900

Shares issued for ESOP contribution	200,000	200	113,800				114,000

Foreign currency translation adjustment						99,700	99,700

Balance, December 26, 2014	16,479,074	$16,600	$3,877,900	$(9,000)	$(1,776,700)	$72,900	$2,181,700

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Consolidated Statements of Cash Flows

52-Week Periods Ended

	December 26, 2014	December 27, 2013
Operating activities
Net income	$230,900	$847,300
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and software amortization	1,085,700	694,100
Non-cash compensation expense	204,200	114,000
Amortization of debt costs	40,200	55,400
Bad debt expense	470,800	147,800
Changes in:
Accounts receivable	(6,581,100)	(1,615,900)
Work-in-process	78,800	(79,400)
Other receivables	113,300	(120,600)
Deferred tax asset	363,500	551,900
Other assets	(240,900)	17,700
Accounts payable and accrued expenses	2,889,900	1,058,000
Deferred rent	164,700	1,300
Deferred revenue and customer deposits	754,900	775,200

Net cash flows (used in) provided by operating activities	(425,100)	2,446,800

Investing activities
Acquisition of property and equipment	(1,431,900)	(715,200)
Acquisition/development of software - EDGE applications	(1,502,100)	(1,022,900)

Cash flows (used in) investing activities	(2,934,000)	(1,738,100)

Financing activities
Net proceeds on term loan	2,000,000	0
Payments made on term loans	(244,400)	(119,400)
Payments made for debt issuance costs	5,700	(12,500)
Net proceeds on line of credit	1,361,000	60,000

Cash flows provided by (used in) financing activities	3,122,300	(71,900)

Net (decrease) increase in cash	(236,800)	636,800

Cash, beginning of period	652,000	15,200
Effect of exchange rate changes on cash	(99,300)	0

Cash, end of period	$315,900	$652,000

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$171,000	$134,000

Cash paid during the period for taxes	$33,800	$38,000

Supplemental disclosure of noncash investing and financing information:

Issuance of stock to fund ESOP contribution	$114,000	$0

The accompanying notes are an integral part of the financial statements.

Jagged Peak, Inc.

Notes to Audited Consolidated Financial Statements

52-Week Periods Ended December 26, 2014 and December 27, 2013

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

With the EDGE platform, Jagged Peak has continued to market the launch of TotalCommerce™ (TotalCommerce), an end-to-end solution that enables a company to quickly and cost effectively launch a fully operational, best practices, e-commerce online channel direct to its consumers. TotalCommerce is an outsourced "managed services" solution that leverages Jagged Peak's extensive technology and supply chain infrastructure and provides manufacturers with a turnkey, rapidly deployable solution including e-commerce webstore(s); order, inventory and transportation management software; a network of twenty-five fulfillment centers throughout the United States, Canada, and the United Kingdom; back office program management; payment processing; and a range of online marketing services.

Jagged Peak operates two warehouses in Florida, an expandable network of twenty-two independently owned fulfillment warehouses throughout North America, and one warehouse in the United Kingdom using the cloud-based EDGE platform. The EDGE application is able to automatically route orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company's clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended December 26, 2014 and the period ended December 27, 2013 each consist of 52 weeks.

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

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, are continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred from release to production are capitalized and amortized over their useful life. The Company capitalized approximately $1,502,100 and $1,022,900 during the 52-week periods ended December 26, 2014 and December 27, 2013, respectively. Amortization expense related to capitalized software and charged to operations for the 52-week periods ended December 26, 2014 and December 27, 2013 was approximately $455,600 and $263,600, respectively.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $54.5 million, or approximately 88% of total revenue, and approximately $41.3 million, or approximately 87% of total revenue, during the 52-week periods ended December 26, 2014 and December 27, 2013, respectively. Accounts receivable from this customer were approximately $10.0 million, or approximately 82% of net accounts receivable and approximately $4.1 million, or approximately 69% of net accounts receivable, at December 26, 2014 and December 27, 2013, respectively. The risk of this concentration is mitigated as the deposits from this customer at December 26, 2014 and at December 27, 2013 were approximately $2.8 million and $2.1 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivables, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $513,100 and $579,800 is considered necessary as of December 26, 2014 and December 27, 2013, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Identified Intangible Assets

The Company reviews identified intangible assets and long-lived assets to be held-and-used for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  If the sum of the undiscounted expected future cash flows over the remaining useful life of a long-lived asset is less than its carrying amount, the asset is considered to be impaired. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risks associated with the recovery of the asset.  For the 52-week periods ended December 26, 2014 and December 27, 2013, there were no impairments of intangible assets.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense was $630,100 and $430,500 for the 52-week periods ended December 26, 2014 and December 27, 2013, respectively. Depreciation expense is included in selling, general and administrative expenses.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

Years
Building and improvements	7-20
Warehouse equipment	3-10
Furniture and equipment	3-7
Computer equipment and software	1-7
Leasehold improvements	Lease term

On June 25, 2012, the Company purchased its previously leased warehouse located in St. Petersburg, Florida for $3.0 million with the proceeds of a 5-year term loan.  At the date of purchase, the recorded values of the warehouse building and related land were approximately $1,433,000 and $1,567,000, respectively. The 5-year term loan balance was approximately $2,089,500 and $2,208,900 as of December 26, 2014 and December 27, 2013, respectively.

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

The Company periodically assesses the recoverability of its deferred tax assets, as necessary, when the Company experiences changes that could materially affect its determination of the recoverability of its deferred tax assets. In conducting this assessment, management considers a variety of factors, including the Company's operating profits, the reasons for the Company's operating losses in prior years, management's judgment as to the likelihood of profitability and expectations of future performance, and other factors. Management does not believe that a valuation allowance is necessary; however, the amount of deferred tax asset realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced. Net loss carry forwards do not begin to expire until 2029.

Interest Rate Swap

Derivative financial instruments are carried at fair value on the consolidated balance sheets. The Company's derivative instrument is an interest rate swap that hedges the interest payments of the Mortgage by effectively converting interest from a variable rate to a fixed rate. This instrument is considered fully effective and qualifies for hedge accounting with changes in the fair value recorded in other comprehensive income. The Company does not enter into derivative agreements for trading purposes.

The swap agreement's fair value is calculated using Level 2 inputs. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities. Level 2 inputs are based on observable market inputs (other than those included in Level 1) and are provided by the Company's lender, Fifth Third Bank. Level 3 inputs include inputs that are not currently observable.

The fair value of the Company’s interest rate swap included in other accrued expenses:

	December 26, 2014	December 27, 2013
Interest Rate Swap	$23,500	$33,500

Stock-Based Compensation

The Company has stock option and stock incentive plans for employees and non-employee directors that provide for grants of restricted stock and options to purchase shares of Jagged Peak common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company recognizes the cost of all share-based payments in the financial statements using a fair-value based measurement method. The Company uses a Black-Scholes model to value its stock option and restricted stock grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of the stock compensation is determined on the grant date using assumptions for the expected term, volatility, dividend yield and the risk free interest rate. The period expense is then determined based on the valuation of the options, the restricted stock, and on estimated forfeitures.

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

The weighted average number of shares was 16,321,515 and 16,156,583 for the 52-week periods ended December 26, 2014 and December 27, 2013, respectively.   The diluted weighted average number of shares was 19,983,799 and 17,802,840 for the 52-week periods ended December 26, 2014 and December 27, 2013, respectively.

Recently Issued Financial Accounting Standards

Recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC are not believed by management to have a material impact on the Company’s present or future financial statements.

3.	Property and Equipment

Property and equipment consist of:

	December 26, 2014	December 27, 2013
Warehouse building and improvements	$1,595,400	$1,584,900
Warehouse equipment	1,471,300	1,361,300
Computer equipment and software	873,900	1,510,500
Leasehold improvements	558,300	314,900
Furniture and equipment	124,600	147,300
Total property and equipment	4,623,500	4,918,900
Less accumulated depreciation	1,296,600	2,393,800
Property and equipment, net of depreciation	$3,326,900	$2,525,100
Land	1,567,000	1,567,000
Net property and equipment and land	$4,893,900	$4,092,100

4.	Other Current Assets

Other current assets of approximately $529,500 and $273,300 include capitalized debt issuance costs of $35,600 and $42,500 for the 52-week periods ended December 26, 2014 and December 27, 2013, respectively.

5.	Debt

Notes payable consist of:

	December 26, 2014	December 27, 2013

5-year term loan related to purchase of warehouse	$2,089,500	$2,208,900

$5.0 million and $3.0 million senior credit facility at December 26, 2014 and December 27, 2013 respectively	1,941,000	580,000

$2.0 million, two year, term loan	1,875,000	0

Total notes payable	5,905,500	2,788,900

Less current portion	619,400	119,400

Long-term portion of notes payable	$5,286,100	$2,669,500

On March 23, 2012, the Company entered into the senior credit facility (the "Facility") with Fifth Third Bank. The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company's assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the Company from incurring certain additional indebtedness, creating or permitting liens on assets, paying dividends and repurchasing stock, engaging in mergers or acquisitions and making investments and loans.

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan ("Mortgage") amortized over 20 years. Principal and interest are due monthly. The Mortgage is secured by a first priority lien on substantially all of the Company's assets. Concurrent with the Mortgage, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Mortgage. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.17% as of December 26, 2014. The swap agreement qualifies as an "effective" hedge under U.S. GAAP. As of December 26, 2014, the fair market value of the interest rate swap included in other accrued expenses was approximately $23,600.

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

The amount available for borrowing under the Facility was $3,059,000 and $4,420,000 as of December 26, 2014 and December 27, 2013, respectively. Average borrowings under the Facility during 2014 and 2013 were approximately $2,630,100 and $1,684,000, respectively.

On September 5, 2014 the Company entered into a term loan with Fifth Third Bank to fund operations (“Term Loan”). The Term Loan provides for $2.0 million at an interest rate of one-month LIBOR plus 2.50% amortized over 4 years. One-month LIBOR was 0.17% as of December 26, 2014. Principal and interest are due monthly. The Term Loan matures in September 2018. The Term Loan is secured by a first priority lien on substantially all of the Company's assets.

6.	Lease Commitments and Contingent Liabilities

The Company's leases approximately 12,000 square feet of office space for its executive offices at 3000 Bayport Drive, Suite 250, Tampa, Florida 33607.  Monthly rent expense is approximately $23,200 under a lease that expires February of 2016.

On December 21, 2013, the Company entered into an agreement to lease approximately 71,000 square feet of warehouse space and 6,000 square feet of office space at Gateway Business Park, 2007 Gandy Blvd. North, St. Petersburg, Florida. The initial lease term is for seventy-three months, commencing on January 1, 2014. On March 20, 2014 the Company expanded the office space from 6,000 square feet to 10,329 square feet. On May, 1, 2014, the Company increased the leasehold premises by an additional 70,000 square feet. Monthly rent expense as of year-end was approximately $63,000.

The following is an annual schedule of approximate future minimum rental payments required under operating facilities leases that have an initial or remaining non-cancelable lease term in excess of one year as of December 26, 2014:

Year Ending December	Rental Payments
2015	$1,130,900
2016	930,900
2017	913,000
2018	944,700
2019	977,800
Thereafter	81,700
Total	$4,979,000

Rent expense amounted to approximately $1,137,700 and $473,300 for the 52-week periods ended December 26, 2014 and December 27, 2013, respectively.

Litigation

In the ordinary course of business, the Company may be a party to a variety of legal actions that affect any business. The Company does not anticipate any of these matters or any matters in the aggregate to have a material adverse effect on the Company's business or its financial position or results of operations.

7.	Income Taxes

 Significant components of the provision for income taxes are as follows:

	Period Ended
	December 26,	December 27,
	2014	2013
Deferred tax expense (benefit)
Federal	$574,200	$678,900
State	27,100	32,000
Foreign	(281,000)	(137,100)

Income tax expense	$320,300	$573,800

The Company's income tax expense in 2014 included the effect of the Company's federal, state, and foreign tax benefits.    Income taxes are based on the estimation of the annual effective tax rate and evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.  The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference are as follows:

	Period Ended
	December 26,	December 27,
	2014	2013
Tax expense at U.S. statutory rate	$187,400	$483,200
State income tax expense, net of federal expense	64,500	77,500
Tax expense on foreign operations different from U.S. rate	79,500	39,000
Effect of general non-deductible expenses	24,500	16,400
Other	(35,600)	(42,300)
	$320,300	$573,800

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 26, 2014 and December 27, 2013 are as follows:

	December 26,	December 27,
	2014	2013
Current deferred tax assets:
Allowance for doubtful accounts	$193,000	$95,200
Deferred Rent	69,600	0
Net operating loss carryforward	434,100	168,100
Alternative Minimum Tax Credit	71,800	38,000
Other	23,700	32,200
Total current deferred tax assets	792,200	333,500

Long-term deferred tax assets:
Net operating loss carryforward	512,900	943,900
Interest Rate Swap	8,900	12,600
Total long-term deferred tax assets	521,800	956,500

Long-term deferred tax liabilities:
Depreciation and Amortization	(1,106,800)	(690,000)

Net long-term deferred tax assets	(585,000)	266,500

Net deferred tax asset	$207,200	$600,000

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

As of December 26, 2014, the Company had U.S. (federal and state) net operating loss carryforwards of approximately $1,397,400 to reduce future taxable income, which will expire between 2031 and 2033. The Company also has a Canadian net operating loss carryforward of approximately $2,166,800 which does not begin to expire until 2029.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense.  There are no interest and penalties recognized in the financial statements.

8.	Stock Compensation

Overview

The Company's 2005 Stock Incentive Plan, as amended in July 2008 ("the Plan"), authorizes the Board of Directors to grant stock options and restricted stock to purchase up to 5,000,000 shares of common stock to key employees, officers, directors, and consultants.  The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options, non-qualified stock options and restricted stock. Options granted under the Plan must be exercised within ten years of the date of grant.  The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant.  The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board of Directors determines that special circumstances warrant a lower exercise price.

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

The following summarizes the Company's stock option activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price

Outstanding at December 28, 2012	2,335,782	$0.01-0.30	$0.14
Options granted	0	0	$0
Options exercised	0	0	0
Options cancelled or expired	(75,000)	0.30	0.30
Outstanding at December 27, 2013	2,260,782	$0.01-0.25	0.13
Options granted	0	0	0
Options exercised	0	0	0
Options cancelled or expired	0	0	0
Outstanding at December 26, 2014	2,260,782	$0.01-0.25	$0.13

Exercisable at December 26, 2014	2,260,782	$0.01-0.25	$0.13
Exercisable at December 27, 2013	2,260,782	$0.01-0.25	$0.13

 The following table summarizes information about options outstanding and exercisable as of December 26, 2014:

Outstanding and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Price
$0.01	10,782	10,782	36.0	$0.01
$0.13	2,150,000	2,150,000	1.4	$0.13
$0.25	100,000	100,000	6.9	$0.25

As of December 26, 2014 and December 27, 2013, there were 2,260,782 options exercisable at a weighted average exercise price of $0.13, respectively.

As of December 26, 2014 and December 27, 2013, the company did not have any nonvested options. During the years ended December 26, 2014 and December 27, 2013 the company did not have any nonvested options granted or vested.

At December 26, 2014 and December 27, 2013, the aggregate intrinsic value of exercisable options outstanding was approximately $1,401,500 and $1,001,100, respectively, based on the Company’s closing stock price of $0.75 and $0.57 as of the last business day of the period ended December 26, 2014 and December 27, 2013, respectively, which would have been received by the optionees had all options been exercised on that date.

There were no options exercised during the years ended December 26, 2014 and December 27, 2013.

On November 18, 2014, the Company granted 1,850,000 restricted shares of Jagged Peak to five executives and one director. The restricted stock vest ratably on an annual basis over a three year period.

Restricted stock awards are measured at fair value of $0.65 which is the stock price at date of grant and recognized on a straight-line basis over the vesting period. The table below represents the shares issued to Named Executive Officers:

Name	Number of Restricted Stock Shares
Paul Demirdjian	500,000
Vincent Fabrizzi	500,000
Daniel Furlong	500,000
Albert Narvades	100,000
Primrose Demirdjian	50,000

These amounts do not include the cost of any additional options or restricted stock that may be granted in future periods or any changes in the Company’s forfeiture rate. During 2014, the Company recognized $64,200 of compensation expense for these restricted stock awards.

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

10.	Related Party Transactions

None.

11.	Variable Interest Entity

None.

12.	Employee Stock Ownership Plan

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

In 2014, the Company agreed to contribute 200,000 shares to the ESOP and the Company recognized an expense of $140,000 for this contribution. The 200,000 shares were not yet issued or allocated to the ESOP as of December 26, 2014.

In 2013, the Company agreed to contribute 200,000 shares to the ESOP and the Company recognized an expense of $114,000 for this contribution. The 200,000 shares were not yet issued or allocated to the ESOP as of December 27, 2013 but subsequently issued in 2014.  All shares held by the ESOP are considered outstanding for earnings per share computations.

The ESOP shares were as follows:

	December 26, 2014	December 27, 2013
Allocated Shares	1,042,719	842,719
Shares Released for Allocation	-	-
Unreleased Shares	-	-
Total ESOP Shares	1,042,719	842,719

13.	Subsequent Event

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended December 26, 2014 covered by this Annual Report on Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 26, 2014.

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

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 26, 2014 under the criteria set forth in the in Internal Control-Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the year ended December 26, 2014, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The Company’s directors and executive officers as of March 26, 2015 were as follows:

Name	Age	Position
Paul Demirdjian	54	Chairman of the Board of Directors and Chief Executive Officer
Vincent Fabrizzi	57	Chief Sales and Marketing Officer, Director
Daniel Furlong	66	Chief Operations Officer, Director
Albert Narvades	44	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Primrose Demirdjian	55	Director

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

Paul Demirdjian - Chairman of the Board of Directors and Chief Executive Officer

Mr. Demirdjian has served on the Board since the inception of Jagged Peak in 2000. He has more than 25 years of experience in a variety of leadership roles at several technology companies, including Davel Communications, a publicly traded telecom company where he held several executive-level positions, including Senior Vice President of Operations, Chief Technology Officer and Director. A true eCommerce pioneer and entrepreneur, Paul has deep understanding of emerging technologies, and is instrumental in the design and architecture of the EDGE platform. He has a degree in electronic engineering technology from Saint Petersburg College, where he also was a member of the Engineering Honor Society (Tau Alpha Pi). He currently serves on the St. Petersburg College Foundation Board and the University Of South Florida's, College Of Business, Information Systems Decision Sciences Advisory Board.

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

Primrose Demirdjian - Director

Mrs. Demirdjian has served as an officer and as a board member since the inception of Jagged Peak in 2000. She currently leads the Children's Cancer Research Group, a non-profit dedicated to research for cancer prevention.  Prior to her tenure as president and co-founder of IBIS (June 1996), an Internet-related company, Mrs. Demirdjian was employed by GTE Data Services, Inc. where she held various administrative and technical positions.  Mrs. Demirdjian is married to Paul Demirdjian, the CEO of the Company. Mrs. Demirdjian holds a Bachelor of Science in Management Information Systems from Nova Southeastern University.

AUDIT COMMITTEE

The Audit Committee consists of the entire Board, as there are no independent Board members.  The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors and reviews and evaluates the Company's internal control functions. As an advisory function of the committee, members also participate in the review of budgets versus historical results throughout the year.  The Board of Directors determined that Daniel Furlong qualifies as an audit committee financial expert as defined under the regulations of the SEC.

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

CODE OF ETHICS

The Company's Board of Directors has adopted a Code of Ethics applicable to all of the Company's employees, including the Company's Chief Executive Officer, Chief Sales and Marketing Officer, Chief Operating Officer, Chief Financial Officer, and Principal Accounting Officer. A copy of the Company's Code of Ethics is attached as an exhibit to the December 30, 2005 Annual Report on Form 10-KSB. The Company intends to provide any disclosures that are required by the rules of the SEC, or which the Company would otherwise determine to be appropriate, with respect to amendments of, and waivers from the Company's Code of Ethics by posting such disclosures on the Company's Internet website, www.JaggedPeak.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on the Company's review of copies of forms filed pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the Company believes that during 2014 all reporting persons timely complied with all filing requirements applicable to them.

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

The following table sets forth a summary of the compensation paid for the two fiscal years ended December 26, 2014 to or for the benefit of the Company's Chief Executive Officer, Chief Financial Officer and other named executive officers that are considered the Company's most highly compensated whose total annual salary and bonus compensation exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

	Summary Compensation Table
				Stock	Option	All Other
Name	Year	Salary	Bonus	Awards	Awards	Compensation(1)	Total
Principal Positions	Ended	($)	($)	($)	($)	($)	($)
Paul Demirdjian,	2014	235,000	110,000	—	—	31,200	376,200
Chairman of the Board of Directors	2013	223,100	128,600	—	—	5,100	356,800
and Chief Executive Officer				—

Vincent Fabrizzi	2014	225,000	110,000	—	—	31,200	366,200
Chief Sales and Marketing Officer,	2013	219,800	122,500	—	—	5,200	347,500
Director				—

Daniel Furlong	2014	225,000	110,000	—	—	31,200	366,200
Chief Operations Officer, Director	2013	219,800	122,500	—	—	5,200	347,500

Albert Narvades	2014	211,000	110,000	—	—	31,200	352,200
Senior Vice President, Chief Financial Officer,	2013	197,500	107,500	—	—	4,400	309,400
Treasurer and Secretary			—	—	—

(1)	All other compensation consists of taxable auto allowance and company paid health insurance premiums.

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

OPTION AND RESTRICTED STOCK GRANTS TO NAMED EXECUTIVE OFFICERS IN LAST FISCAL YEAR

In 2013, the Company's Board of Directors did not grant any options.

In November 18, 2014, the Company granted a restricted stock award of 1,650,000 common shares. These shares were distributed as follows:

Name	Number of Restricted Stock
Paul Demirdjian	500,000
Vincent Fabrizzi	500,000
Daniel Furlong	500,000
Albert Narvades	100,000
Primrose Demirdjian	50,000

During 2014, the Company recognized $64,200 of compensation expense for these restricted share awards.

STOCK OPTION PLANS

The Company's 2005 Stock Incentive Plan, as amended in July 2008 ("the Plan"), authorizes the Board of Directors to grant options and restricted stock to purchase up to 5,000,000 shares of common stock to key employees, officers, directors, and consultants.  The aggregate fair market value of grants to one individual shall not exceed $100,000 during any one calendar year for grants of both incentive stock options, non-qualified stock options and restricted stock. Options granted under the Plan must be exercised within ten years of the date of grant.  The option price payable for the shares of common stock covered by any option shall be determined by the Board of Directors, but with regards to incentive stock options, shall not be less than the fair market value of one share of common stock on the date of grant.  The option price for nonstatutory options may be less than the fair market value of common stock on the date of grant only if the Board of Directors determines that special circumstances warrant a lower exercise price.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

     The following table summarizes equity awards granted to Named Executive Officers that were outstanding as of December 26, 2014:

	Option Awards						Stock Awards (3)
Name	Number of Securities Underlying Unexercised Options: # Exercisable		Number of Securities Underlying Unexercised Options: # Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unearned and Unexercisable Options:	Option Exercise Price $	Option Expiration Date	# of Shares or Units of Stock That Have Not Vested #	Market Value of Shares or Units of Stock That Have Not Vested $	Equity Incentive Plan Awards: Number of Unearned Restricted Stock, Units or Other Rights That Have Not Vested #	Equity Incentive Plan Awards: Market of Payout Value of Unearned Restricted Stock, Units or Other Rights That Have Not Vested $

Paul Demirdjian, Chairman of the Board of Directors and Chief Executive Officer	600,000	(1)	0	0	$0.13	May 9, 2016	500,000	$325,000	0	0

Vincent Fabrizzi, Chief Sales and Marketing Officer, Director	500,000	(1)	0	0	$0.13	May 9, 2016	500,000	$325,000	0	0

Daniel Furlong, Chief Operations Officer, Director	500,000	(1)	0	0	$0.13	May 9, 2016	500,000	$325,000	0	0

Albert Narvades, Senior Vice President, Chief Financial Officer, Treasurer and Secretary	100,000	(2)	0	0	$0.25	November 21, 2021	100,000	$65,000	0	0

(1)	Consists of an option grant made on May 9, 2011.
(2)	Consists of an option grant made on January 10, 2012.
(3)	Consists of restricted share grants made on November 18, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information, as of December 26, 2014, with respect to the Company's stock option plans under which common stock is authorized for issuance, as well as information regarding other compensatory options granted outside of the Company's stock option plans.

	(a)	(b)
Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock	Weighted-average exercise price of outstanding options and restricted stock

Equity compensation plans approved by shareholders	2,250,000	$0.13
Restricted Stock Awards	1,850,000	N/A
Equity compensation plans not approved by shareholders	10,782	$0.01

Total	4,110,782	$0.13

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

The Company’s stock option plan includes 2,250,000 shares issued at $0.13 and 1,850,000 restricted stock awards issued. In addition, the stock option plan includes 10,782 shares at $0.01 that was not approved by shareholders. As of December 26, 2014, there were 900,000 shares remaining available for future issuance under the equity compensation plan.

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

Name/Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Paul Demirdjian and Primrose Demirdjian (1)	5,753,130	31%
Daniel Furlong (2)	3,489,820	19%
Vincent Fabrizzi (3)	3,489,522	19%
Albert Narvades (4)	100,000	1%
Executive Officers and Directors and others (as a group of 5 persons)	12,832,472	70%

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

Item 14. Principal Accountants Fees and Services

Audit Fees

During 2014, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $84,000 for audit work and review of our Form 10-K, 10-Q and 8-K filings.  During 2013, our accountants, Gregory, Sharer & Stuart, P.A., billed us approximately $77,000 for audit work and review of our Form 10-K, 10-Q and 8-K filings.

Audit Related Fees

None

Tax Fees

During 2014, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $7,000 to prepare our federal and state tax returns.  During 2013, we were billed by our accountants, Gregory, Sharer & Stuart, P.A., approximately $7,000 to prepare our federal and state tax returns.  The audit committee approved all fees.

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

10.20

Employment Agreement dated November 21, 2011 between the Company and Albert Narvades (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2011 and incorporated herein by reference)

10.21

Lease Agreement dated August 1, 2011 between the Company and Ridge Rock Partners, LLC. (Included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 30, 2011 and incorporated herein by reference)

10.22

Loan Agreement – Revolving Line of Credit dated March 22nd, 2012 between the Company and Fifth Third Bank. (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 30, 2011 and incorporated herein by reference)

10.23

“As-Is” Agreement for Purchase and Sale, effective May 14, 2012, between Ridge Rock Partners, LLC and the Company (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.24

First Amendment to “As-Is” Agreement for Purchase and Sale, effective June 21, 2012 between Ridge Rock Partners, LLC and the Company (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.25

Term Loan Agreement, effective June 22, 2012 between the Company and Fifth Third Bank. (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.26

Lease Agreement dated December 21, 2013 between the Company and Gateway Business Centre, Ltd. (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.27

Amended And Restated Loan Agreement – Revolving Line Of Credit Between Fifth Third Bank and the Company, effective August 19, 2013. (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.28

Employee Stock Ownership Plan Effective as of January 1, 2007 as Restated as of January 1, 2013. (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.29

Loan Agreement - Two year term loan dated September 5, 2014 between the Company and Fifth Third Bank. (Included as an exhibit to Reistrant's Annual Report on Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference)

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
Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

BY:	/s/ Albert Narvades
Albert Narvades
Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

Date: March 26, 2015

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	TITLE	DATE

/s/ Paul Demirdjian	Chairman of the Board of Directors and Chief	March 26, 2015
Paul Demirdjian	Executive Officer

/s/ Vincent Fabrizzi	Chief Sales and Marketing Officer, Director	March 26, 2015
Vincent Fabrizzi

/s/ Daniel Furlong	Chief Operations Officer, Director	March 26, 2015
Daniel Furlong

/s/ Primrose Demirdjian	Director	March 26, 2015
Primrose Demirdjian

Exhibit Index

Exhibit Index

Exhibit Number	Description

2.1	Acquisition and Plan of Merger (filed as exhibit 2.1 to the Form 8-K filed with the SEC on July 11, 2005 and incorporated herein by reference)

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-B12G filed with the SEC on October 10, 2000, and incorporated herein by reference)

3.2	Certificate of Amendment to Articles of Incorporation (filed as Exhibit 3.1 to the Form 10-Q filed with the SEC on November 10, 2008, and incorporated herein by reference)

3.3	Amended and Restated By-Laws (filed as Exhibit 99.1 to the Form 8-K filed with the SEC on September 04, 2008, and incorporated herein by reference)

10.16	Patent and Trademark Security Agreement (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 25, 2009 and incorporated herein by reference)

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

10.20

Employment Agreement dated November 21, 2011 between the Company and Albert Narvades (Included as an exhibit to Registrant’s Annual Report on Form 10-K for the year ended December 30, 2011 and incorporated herein by reference)

10.21

Lease Agreement dated August 1, 2011 between the Company and Ridge Rock Partners, LLC. (Included as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 30, 2011 and incorporated herein by reference)

10.22

Loan Agreement – Revolving Line of Credit dated March 22nd, 2012 between the Company and Fifth Third Bank. (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 30, 2011 and incorporated herein by reference)

10.23

“As-Is” Agreement for Purchase and Sale, effective May 14, 2012, between Ridge Rock Partners, LLC and the Company (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.24

First Amendment to “As-Is” Agreement for Purchase and Sale, effective June 21, 2012 between Ridge Rock Partners, LLC and the Company (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.25

Term Loan Agreement, effective June 22, 2012 between the Company and Fifth Third Bank. (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.26

Lease Agreement dated December 21, 2013 between the Company and Gateway Business Centre, Ltd. (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.27

Amended And Restated Loan Agreement – Revolving Line Of Credit Between Fifth Third Bank and the Company, effective August 19, 2013. (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.28

Employee Stock Ownership Plan Effective as of January 1, 2007 as Restated as of January 1, 2013. (Included as an exhibit to Reistrant's Annual Report on Form 10-K for the year ended December 27, 2013 and incorporated herein by reference)

10.29

Loan Agreement - Two year term loan dated September 5, 2014 between the Company and Fifth Third Bank. (Included as an exhibit to Reistrant's Annual Report on Form 10-Q for the quarter ended September 26, 2014 and incorporated herein by reference)

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