Form 10-Q
period 2015-03-27
JAGGED PEAK, INC.
filed 2015-05-11
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2015

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

The Registrant had 16,356,583 shares of common stock, par value $0.001 per share, outstanding as of May 11, 2015.

Jagged Peak, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements (Unaudited)

Quarterly Report on Form 10-Q

For the Quarterly Period ended March 27, 2015

Jagged Peak, Inc.

Consolidated Balance Sheets

	March 27, 2015 (Unaudited)	December 26, 2014 (Audited)
Assets
Current assets:
Cash	$639,600	$315,900
Accounts receivable, net of allowance for doubtful accounts of $563,100 and $513,100 at March 27, 2015 and December 26, 2014, respectively	11,332,400	12,171,400
Other receivables	36,800	54,600
Work in process	302,100	71,900
Deferred tax asset	935,500	792,200
Other current assets	798,900	529,500
Total current assets	14,045,300	13,935,500

Property and equipment, net of accumulated depreciation of $1,475,800 and $1,296,600 at March 27, 2015 and December 26, 2014, respectively	4,796,600	4,893,900

Other assets:
EDGE applications, net of accumulated amortization of $2,892,500 and $2,744,500 at March 27, 2015 and December 26, 2014, respectively	3,166,600	2,863,600
Capitalized debt issuance costs	29,200	38,100
Total long-term assets	7,992,400	7,795,600

Total assets	$22,037,700	$21,731,100

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$6,520,400	$8,119,900
Accrued payroll and bonuses	588,500	895,700
Other accrued expenses	691,000	370,100
Deferred rent	323,100	184,800
Deferred revenue and customer deposits	3,449,600	3,488,400
Notes payable, current portion	619,400	619,400
Total current liabilities	12,192,000	13,678,300

Long-term liabilities:
Notes Payable, net of current portion	6,611,200	5,286,100
Deferred tax liability	870,600	585,000
Total long-term liabilities	7,481,800	5,871,100

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at March 27, 2015 and December 26, 2014	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,479,074 shares issued at March 27, 2015 and December 26, 2014; 16,356,583 shares outstanding at March 27, 2015 and December 26, 2014	16,600	16,600
Additional paid-in capital	3,877,900	3,877,900
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(1,656,000)	(1,776,700)
Accumulated other comprehensive income	134,400	72,900
Total stockholders' equity	2,363,900	2,181,700
Total liabilities and stockholders' equity	$22,037,700	$21,731,100

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

 Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Week Period Ended
	March 27, 2015	March 28, 2014

Revenue	$16,151,300	$14,090,700

Cost of revenue	12,745,400	11,773,800

Gross profit	3,405,900	2,316,900

Selling, general and administrative expenses	3,094,500	2,058,000

Income from operations	311,400	258,900

Other expense, net	(47,700)	(92,800)
Interest expense	(60,200)	(46,800)
Income before tax expense	203,500	119,300

Provision for income tax expense	(82,800)	(59,100)

Net income	$120,700	$60,200

Other comprehensive income	98,400	93,600
Tax expense	(36,900)	(34,800)
Other comprehensive income net of tax	61,500	58,800

Comprehensive Income	$182,200	$119,000

Weighted average number of common shares outstanding - basic	$16,356,583	$16,356,583

Net income per share - basic	$0.01	$0.00

Weighted average number of common shares outstanding and common equivalent shares outstanding	18,183,488	18,235,145

Diluted income per common share	$0.01	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

        Consolidated Statements of Changes in Stockholders' Equity

13 Weeks Ended March 27, 2015 and March 28, 2014

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total

Balance, December 27, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,007,600)	$(20,800)	$1,743,100

Change in fair value of interest rate swap						2,400	2,400

Shares issued for ESOP contribution	200,000	200	113,800				114,000

Foreign currency translation adjustment						56,400	56,400

Net income for the period					60,200		60,200

Balance, March 28, 2014	16,479,074	$16,600	$3,877,900	$(9,000)	$(1,947,400)	$38,000	$1,976,100

Balance, December 26, 2014	16,479,074	$16,600	$3,877,900	$(9,000)	$(1,776,700)	$72,900	$2,181,700

Change in fair value of interest rate swap						4,000	4,000

Foreign currency translation adjustment						57,500	57,500

Net income for the period					120,700		120,700

Balance, March 27, 2015	16,479,074	$16,600	$3,877,900	$(9,000)	$(1,656,000)	$134,400	$2,363,900

The accompanying notes are an integral part of the consolidated financial statements.

 Jagged Peak, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	13 Week Period Ended
	March 27, 2015	March 28, 2014
Operating activities
Net income	$120,700	$60,200
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and software amortization	327,200	213,400
Amortization of debt costs	8,200	11,000
Non-cash compensation expense	77,200	0
Bad debt expense	50,000	0
Changes in:
Accounts receivable	1,083,500	168,300
Work in process	(230,200)	1,500
Other current assets	(269,400)	(281,100)
Other receivables	17,800	(147,200)
Deferred tax asset	(61,700)	59,000
Deferred tax liability	285,600	0
Accounts payable and accrued expenses	(2,301,300)	(1,575,200)
Deferred rent	138,300	67,100
Deferred revenue and customer deposits	(38,800)	867,000
Net cash flows used in operating activities	(792,900)	(556,000)

Investing activities
Acquisition of property and equipment	(81,900)	(154,700)
Acquisition/development of software - EDGE applications	(451,100)	(221,400)
Cash flows used in investing activities	(533,000)	(376,100)

Financing activities
Net proceeds on line of credit	1,480,000	760,000
Payments on loans	(154,900)	(29,800)
Cash flows provided by financing activities	1,325,100	730,200

Net decrease in cash	(800)	(201,900)

Cash, beginning of period	315,900	652,000
Effect of exchange rate changes on cash	324,500	(45,000)

Cash, end of period	$639,600	$405,100

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51,000	$36,000
Cash paid during the period for taxes	$2,200	$33,000
Non-cash financing activities:
Issuance of stock to fund ESOP contribution	$0	$114,000

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 Week Periods Ended March 27, 2015 and March 28, 2014

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

Jagged Peak operates two warehouses in Florida, and utilizes an expandable network of twenty-two independently owned fulfillment warehouses throughout North America, and one warehouse in the United Kingdom using the cloud-based EDGE platform. The EDGE application is able to automatically route orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company's clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended March 27, 2015 and the period ended March 28, 2014 each consists of 13 weeks.

2.     Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at March 27, 2015 and December 26, 2014 and (b) the consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for the 13-week periods ended March 27, 2015 and March 28, 2014 have been made.

All financial information has been rounded to the nearest hundred.

The unaudited consolidated financial statements and notes are presented as permitted by Form 10-Q. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted. The accompanying statements and notes should be read in conjunction with the audited financial statements and notes of the Company for the 52-week period ended December 26, 2014.

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

The Company has established vendor specific objective evidence for the individually priced elements in its contracts through the use of the market as each element in its contracts is sold both as a package and individually with the same pricing. For any element delivered for which vendor specific objective evidence ("VSOE") is not available, it uses the residual method. When applying the residual method, VSOE of fair value is allocated to each of the undelivered elements and the remaining consideration is allocated to the delivered elements.

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. These revenues are recognized based on the net value of the services provided.

Certain order processing services are contracted out by the Company to optimized independent distribution warehouses in North America and the United Kingdom. All of these services are managed by the Company through its order management platform. Because the Company has the exclusive responsibility to contract and to manage the services provided to its clients by these independent warehouses and the related transportation, the revenue and expenses are recognized based on the amount of services charged to the client and the related expenses are part of the Company's cost of services.

Work in process represents costs and services which have been provided and properly recognized based on the above policies, however have not been billed to the client.

Shipping and handling costs are classified as cost of revenues.

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred from release to production are capitalized and amortized over their useful life. The Company capitalized approximately $451,000 and $221,000 during the 13-week periods ended March 27, 2015 and March 28, 2014, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week periods ended March 27, 2015 and March 28, 2014 was approximately $148,000 and $92,000, respectively.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $14.2 million, or approximately 88% of total revenue, and approximately $12.1 million, or approximately 86% of total revenue, during the 13-week periods ended March 27, 2015 and March 28, 2014, respectively. Accounts receivable from this customer were approximately $9.0 million, or approximately 80% of net accounts receivable and approximately $10.0 million, or approximately 82% of net accounts receivable, at March 27, 2015 and December 26, 2014, respectively. The risk of this concentration is mitigated as the deposits from this customer at March 27, 2015 and at December 26, 2014 were approximately $3.0 million and $2.8 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $563,100 and $513,100 is considered necessary as of March 27, 2015 and December 26, 2014, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense was $179,200 and $121,400 for the 13-week periods ended March 27, 2015 and March 28, 2014, respectively. Depreciation expense is included in selling, general and administrative expenses.

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

Stock-Based Compensation

The Company has stock option and stock incentive plans for employees and non-employee directors that provide for grants of restricted stock awards and options to purchase shares of Jagged Peak common stock at exercise prices generally equal to the fair values of such stock at the dates of grant. The Company recognizes the cost of all share-based payments in the financial statements using a fair-value based measurement method. The Company uses a Black-Scholes model to value its stock option and restricted stock grants and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of the stock compensation is determined on the grant date using assumptions for the expected term, volatility, dividend yield and the risk free interest rate. The period expense is then determined based on the valuation of the grants and on estimated forfeitures.

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

On November 18, 2014, the Company granted 1,850,000 restricted shares of Jagged Peak to five executives and one director. The restricted stock vests ratably on an annual basis over a three-year period. The fair value of the common stock is $0.65 per share, which was the market value of the common stock at the date of grant, and is recognized on a straight-line basis over the vesting period.

The following summarizes the Company's stock option activity and related information:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Outstanding at December 27, 2013	2,260,782	$0.01-0.25	0.13
Options granted	0	0	0
Options exercised	0	0	0
Options cancelled or expired	0	0.0	0.0
Outstanding at December 26, 2014	2,260,782	$0.01-0.25	$0.13
Options granted	0	0	0
Options exercised	0	0	0
Options cancelled or expired	0	0	0
Outstanding at March 27, 2015	2,260,782	$0.01-0.25	$0.13

Exercisable at March 27, 2015	2,260,782	$0.01-0.25	$0.13
Exercisable at December 26, 2014	2,260,782	$0.01-0.25	$0.13

 The following table summarizes information about options outstanding and exercisable as of March 27, 2015:

Outstanding and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Price
$0.01	10,782	10,782	35.7	$0.01
$0.13	2,150,000	2,150,000	1.1	$0.13
$0.25	100,000	100,000	6.7	$0.25

4.	Debt

Notes payable consist of:

	March 27, 2015	December 26, 2014

5-year term loan related to purchase of warehouse	$2,059,600	$2,089,500

$5.0 million senior credit facility, two year revolving line of credit	3,421,000	1,941,000

$2.0 million, two year, term loan	$1,750,000	1,875,000

Total notes payable	7,230,600	5,905,500

Less current portion	619,400	619,400

Long-term portion of notes payable	$6,611,200	$5,286,100

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

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan ("Mortgage") amortized over 20 years. Principal and interest are due monthly. The Mortgage is secured by a first priority lien on substantially all of the Company’s assets. Concurrent with the Mortgage, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Mortgage. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.18% as of March 27, 2015. The swap agreement qualifies as an "effective" hedge under U.S. GAAP. As of March 27, 2015, the fair market value of the interest rate swap included in other accrued expenses was approximately $30,100.

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

On September 5, 2014 the Company entered into a term loan with Fifth Third Bank to fund operations. The term loan (“Term Loan”) provides for $2.0 million at an interest rate of one-month LIBOR plus 2.50% amortized over 4 years. One-month LIBOR was 0.18% as of March 27, 2015. Principal and interest are due monthly. The Term Loan matures in September 2018. The Term Loan and Mortgage are secured by a first priority lien on substantially all of the Company’s assets.

The amount available for borrowing under the Facility was $1,579,000 and $3,059,000 as of March 27, 2015 and December 26, 2014, respectively.

5. Related Party Transactions

None.

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

Jagged Peak operates two warehouses in Florida, and utilizes an expandable network of twenty-two independently owned fulfillment warehouses throughout North America and one warehouse in the United Kingdom using the cloud-based EDGE platform. The EDGE application is able to automatically route orders to the optimal warehouse and transportation provider based on an established set of factors such as service, inventory, cost and priority. This enables the Company's clients to reduce customer wait times, while lowering overall delivery costs.

In July 2009, Jagged Peak began operations in Canada through its wholly owned subsidiary, Jagged Peak Canada, Inc. The operations provide similar services as in the United States through a network of independently owned fulfillment warehouses, which use the cloud-based EDGE platform to process orders for Jagged Peak clients.

The Company operates on a 52/53 week reporting year. Therefore, the period ended March 27, 2015 and the period ended March 28, 2014 each consist of 13 weeks.

RESULTS OF OPERATIONS

For the 13-week period ended March 27, 2015 compared to the 13-week period ended March 28, 2014

Revenues increased $2,060,600, or 15%, to $16,151,300 for the 13-week period ended March 27, 2015, as compared to $14,090,700 for the 13-week period ended March 28, 2014. This increase is the result of higher e-commerce order processing volume. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $971,600, or 8%, to $12,745,400 for the 13-week period ended March 27, 2015, as compared to $11,773,800 for the 13-week period ended March 28, 2014. As a percentage of revenue, cost of revenue was 79% for the 13-week period ended March 27, 2015, as compared to 84% for the 13-week period ended March 28, 2014. This decrease is primarily related to improved management of fulfillment labor utilizing less full time employees.

Selling, general and administrative expenses increased by $1,036,500, or 50%, to $3,094,500 for the 13-week period ended March 27, 2015, as compared to $2,058,000 for the 13-week period ended March 28, 2014. This increase was primarily related to accelerated hiring of experienced managers to support our current and expected growth.

Interest expense increased by $13,400 to $60,200 for the 13-week period ended March 27, 2015, as compared to $46,800 for the 13-week period ended March 28, 2014.

The Company realized income before the provision for income taxes of $203,500 for the 13-week period ended March 27, 2015, as compared to income before provision for income taxes of $119,300 for the 13-week period ended March 28, 2014.

Income tax expense was $82,800 for the 13-week period ended March 27, 2015 compared to an income tax expense of $59,100 for the 13-week period ended March 28, 2014. Differences between the taxable income and the effective tax rate used for 2015 and 2014, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of the quarter ended March 27, 2015 the Company has a remaining U.S. (federal and state) net operating loss carry forwards of $1,370,700, which will expire between 2031 and 2033. The Company also has a Canadian net operating loss carry forward of $2,232,300 which does not begin to expire until 2029. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $120,700 for the 13-week period ended March 27, 2015, compared with net income of $60,200 for the 13-week period ended March 28, 2014.

Other income and expense consists of foreign currency gain or losses on transactions. Other comprehensive income and loss is the result of changes in the value of the swap agreement and foreign currency translation gain or losses.

Basic income per share from operations for the 13-week period ended March 27, 2015 was $0.01 per weighted average share, compared with basic income of $0.00 per weighted average share for the 13-week period ended March 28, 2014.

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

For the 13-week period ended March 27, 2015, the Company's operations used cash of approximately $792,900. Cash used in operating activities increased primarily due to an increase in the accounts receivable balance and a decrease in the accounts payable and accrued liabilities balances. The increase in accounts receivable and decrease in accounts payable are primarily the result of timing of collections from clients and payments to vendors.

Net cash used in the Company's investing activities totaled $533,000 for the 13-week period ended March 27, 2015 consisting of acquisition of warehouse equipment, computer hardware, building improvements to the company-owned warehouse in St. Petersburg, and enhancements to the Company's software. The Company expects total capital expenditures for the year 2015 will be approximately $2,500,000 to $3,000,000.

The Company’s financing activities provided cash of $1,325,100 for the 13-week period ended March 27, 2015 consisting of net borrowings on the Fifth Third credit facility (the “Facility”) and Term Loan and payments on its Term Loan and Mortgage.

The Company’s primary sources of cash flow were from borrowings under the “Facility” and the Term Loan, and cash from operations.

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan ("Mortgage") amortized over 20 years. Principal and interest are due monthly. The Mortgage is secured by a first priority lien on substantially all of the Company's assets. Concurrent with the Mortgage, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Mortgage. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was approximately 0.18% as of March 27, 2015. The swap agreement qualifies as an "effective" hedge under U.S. GAAP. As of March 27, 2015, the fair market value of the interest rate swap included in other accrued expenses was approximately $30,100.

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

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015. One-month LIBOR was approximately 0.18% as of March 27, 2015.

On September 5, 2014, the Company amended the Facility to extend the maturity date to September 5, 2016.

On September 5, 2014 the Company entered into a Term Loan with Fifth Third Bank to fund operations. The Term Loan provides for a principal amount of $2.0 million at an interest rate of one-month LIBOR plus 2.50% amortized over 4 years. One-month LIBOR was approximately 0.18% as of March 27, 2015. Principal and interest are due monthly. The Term Loan matures in September 2018. The Term Loan and Mortgage are secured by a first priority lien on substantially all of the Company’s assets.

At March 27, 2015, the balances outstanding on the Facility, Mortgage, and the Term Loan were $2,059,600, $3,421,000 and $1,750,000, respectively.

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

Certain order processing services are contracted out by the Company to optimized independent distribution warehouses in North America and the United Kingdom. All of these services are managed by the Company through its order management platform. Because the Company has the exclusive responsibility to contract and to manage the services provided to its clients by these independent warehouses and the related transportation, the revenue and expenses are recognized based on the amount of services charged to the client and the related expenses are part of the Company's cost of services.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $14.2 million, or approximately 88% of total revenue, and approximately $12.1 million, or approximately 86% of total revenue, during the 13-week periods ended March 27, 2015 and March 28, 2014, respectively. Accounts receivable from this customer were approximately $9.0 million, or approximately 80% of total accounts receivable, and approximately $10.0 million, or approximately 82% of total accounts receivable, at March 27, 2015 and December 26, 2014, respectively. The risk of this concentration is mitigated as the deposits from this customer at March 27, 2015 and at December 26, 2014 were approximately $3.0 million and $2.8 million, respectively.

Accounts receivable result primarily from the revenue from e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at cost less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer's financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, the customer's payment history and the customer's current ability to pay its obligations. Based on management's review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $563,100 and $513,100 is considered necessary as of March 27, 2015 and December 26, 2014, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 13-week period ended March 27, 2015 was approximately $668,100 compared to approximately $379,500 for the 13-week period ended March 28, 2014. The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and non-cash compensation. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the 13-week period ended
	March 27, 2015	March 28, 2014
Net income as reported in accordance with US GAAP	$120,700	$60,200
Income tax expense	82,800	59,100
Interest expense	60,200	46,800
Depreciation and software amortization	327,200	213,400
Non-cash compensation	77,200	0
Adjusted EBITDA	$668,100	$379,500

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 27, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after March 27, 2015.

(b)

Changes in Internal Control over Financial Reporting. No change in the Company's internal control over financial reporting occurred during the quarter ended March 27, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated May 11, 2015

31.2	Certification of the Chief Financial Officer dated May 11, 2015

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated May 11, 2015

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated May 11, 2015

Exhibit 101.1	Interactive Data File:

101.1NS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	May 11, 2015
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ Albert Narvades	May 11, 2015
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)