Form 10-Q
period 2015-06-26
JAGGED PEAK, INC.
filed 2015-08-07
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 26, 2015

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

The Registrant had 16,356,583 shares of common stock, par value $0.001 per share, outstanding as of August 7, 2015.

Jagged Peak, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements (Unaudited)

Quarterly Report on Form 10-Q

For the Quarterly Period ended June 26, 2015

Contents

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	2
Consolidated Statements of Comprehensive Income	3
Consolidated Statements of Changes in Stockholders' Equity	4
Consolidated Statements of Cash Flows	5
Notes to the Unaudited Consolidated Financial Statements	6-14

Jagged Peak, Inc.

Consolidated Balance Sheets

	June 26, 2015 (Unaudited)	December 26, 2014 (Audited)
Assets
Current assets:
Cash	$935,700	$315,900
Accounts receivable, net of allowance for doubtful accounts of $638,200 and $513,100 at June 26, 2015 and December 26, 2014, respectively	10,738,500	12,171,400
Other receivables	50,900	54,600
Work in process	305,300	71,900
Deferred tax asset	804,400	792,200
Other current assets	623,900	529,500
Total current assets	13,458,700	13,935,500

Property and equipment, net of accumulated depreciation of $1,660,300 and $1,296,600 at June 26, 2015 and December 26, 2014, respectively	4,737,500	4,893,900

Other assets:
EDGE applications, net of accumulated amortization of $3,063,800 and $2,744,500 at June 26, 2015 and December 26, 2014, respectively	3,563,400	2,863,600
Capitalized debt issuance costs	20,100	38,100
Total long-term assets	8,321,000	7,795,600

Total assets	$21,779,700	$21,731,100

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$7,363,900	$8,119,900
Accrued payroll and bonuses	773,100	895,700
Other accrued expenses	651,600	370,100
Deferred rent	318,900	184,800
Deferred revenue and customer deposits	3,384,600	3,488,400
Notes payable, current portion	619,400	619,400
Total current liabilities	13,111,500	13,678,300

Long-term liabilities:
Notes Payable, net of current portion	4,936,000	5,286,100
Deferred tax liability	854,300	585,000
Total long-term liabilities	5,790,300	5,871,100

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at June 26, 2015 and December 26, 2014	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 16,479,074 shares issued at June 26, 2015 and December 26, 2014; 16,356,583 shares outstanding at June 26, 2015 and December 26, 2014	16,600	16,600
Additional paid-in capital	3,877,900	3,877,900
Treasury stock, 122,491 shares	(9,000)	(9,000)
Accumulated deficit	(1,132,800)	(1,776,700)
Accumulated other comprehensive income	125,200	72,900
Total stockholders' equity	2,877,900	2,181,700
Total liabilities and stockholders' equity	$21,779,700	$21,731,100

 The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

 Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Week Period Ended		Twenty-Six Week Period Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014

Revenue	$17,182,900	$13,624,800	$33,334,200	$27,715,500

Cost of revenue	13,613,300	11,714,900	26,358,700	23,488,700

Gross profit	3,569,600	1,909,900	6,975,500	4,226,800

Selling, general and administrative expenses	2,835,900	2,410,600	5,930,400	4,468,600

Income (loss) from operations	733,700	(500,700)	1,045,100	(241,800)

Other income (expense), net	42,100	43,700	(5,600)	(49,100)
Interest expense	(65,300)	(47,800)	(125,500)	(94,600)
Income (loss) before tax expense	710,500	(504,800)	914,000	(385,500)

Provision for income tax (expense) benefit	(187,300)	137,400	(270,100)	78,300

Net income (loss)	$523,200	$(367,400)	$643,900	$(307,200)

Other comprehensive (loss) income	(14,700)	(32,700)	83,700	60,900
Tax benefit (expense)	5,500	12,000	(31,400)	(22,800)
Other comprehensive (loss) income net of tax	(9,200)	(20,700)	52,300	38,100

Comprehensive income (loss)	$514,000	$(388,100)	$696,200	$(269,100)

Weighted average number of common shares outstanding - basic	$16,356,583	$16,356,583	$16,356,583	$16,356,583

Net income (loss) per share - basic	$0.03	$(0.02)	$0.04	$(0.02)

Weighted average number of common shares outstanding and common equivalent shares outstanding	18,186,155	18,243,040	18,186,155	18,243,040

Diluted income (loss) per common share	$0.03	$(0.02)	$0.04	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

        Consolidated Statements of Changes in Stockholders' Equity

26 Weeks Ended June 26, 2015 and June 27, 2014

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total

Balance, December 27, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,007,600)	$(20,800)	$1,743,100

Change in fair value of interest rate swap						(600)	(600)

Shares issued for ESOP contribution	200,000	200	113,800				114,000

Foreign currency translation adjustment						38,700	38,700

Net loss for the period					(307,200)		(307,200)

Balance, June 27, 2014	16,479,074	$16,600	$3,877,900	$(9,000)	$(2,314,800)	$17,300	$1,588,000

Balance, December 26, 2014	16,479,074	$16,600	$3,877,900	$(9,000)	$(1,776,700)	$72,900	$2,181,700

Change in fair value of interest rate swap						1,900	1,900

Foreign currency translation adjustment						50,400	50,400

Net income for the period					643,900		643,900

Balance, June 26, 2015	16,479,074	$16,600	$3,877,900	$(9,000)	$(1,132,800)	$125,200	$2,877,900

The accompanying notes are an integral part of the consolidated financial statements.

 Jagged Peak, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	26 Week Period Ended
	June 26, 2015	June 27, 2014
Operating activities
Net income (loss)	$643,900	$(307,200)
Adjustments to reconcile net income to net cash provided by ( used in) operating activities:
Depreciation and software amortization	683,000	472,600
Non-Cash compensation expense	175,800	0
Amortization of debt costs	18,200	11,000
Bad debt expense	125,100	82,700
Changes in:
Accounts receivable	1,201,900	85,400
Work in process	(233,400)	(200)
Other current assets	(94,400)	(242,700)
Other receivables	3,700	(62,600)
Deferred tax asset	(42,200)	(88,200)
Deferred tax liability	269,300	0
Accounts payable and accrued expenses	(538,400)	(1,005,000)
Deferred rent	134,100	79,400
Deferred revenue and customer deposits	(101,100)	642,400
Net cash flows provided by (used in) operating activities	2,245,500	(332,400)

Investing activities
Acquisition of property and equipment	(207,300)	(1,006,900)
Acquisition/development of software - EDGE applications	(1,019,100)	(765,600)
Cash flows used in investing activities	(1,226,400)	(1,772,500)

Financing activities
Net (payments) proceeds on line of credit	(40,000)	2,180,000
Payments on loans	(310,100)	(59,700)
Cash flows (used in) provided by financing activities	(350,100)	2,120,300

Net increase in cash	669,000	15,400

Cash, beginning of period	315,900	652,000
Effect of exchange rate changes on cash	(49,200)	6,100

Cash, end of period	$935,700	$673,600

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$108,000	$71,000
Cash paid during the period for taxes	$2,000	$33,800
Non-cash financing activities:
Issuance of stock to fund ESOP contribution	$0	$114,000

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 26 Week Periods Ended June 26, 2015 and June 27, 2014

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

The Company operates on a 52/53 week reporting year. Therefore, the period ended June 26, 2015 and the period ended June 27, 2014 each consists of 26 weeks.

2.     Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at June 26, 2015 and December 26, 2014 and (b) the consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for the 26-week periods ended June 26, 2015 and June 27, 2014 have been made.

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

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred from release to production are capitalized and amortized over their useful life. The Company capitalized approximately $568,100 and $544,600 during the 13-week periods ended June 26, 2015 and June 27, 2014, respectively. The Company capitalized approximately $1,019,100 and $765,600 during the 26-week periods ended June 26, 2015 and June 27, 2014, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week periods ended June 26, 2015 and June 27, 2014 was approximately $171,200 and $106,000, respectively. Amortization expense related to capitalized software and charged to operations for the 26-week periods ended June 26, 2015 and June 27, 2014 was approximately $319,300 and $198,000, respectively.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $15.0 million, or approximately 87% of total revenue, and approximately $12.6 million, or approximately 93% of total revenue, during the 13-week periods ended June 26, 2015 and June 27, 2014, respectively. Revenue from a single, multi-national customer with several brands amounted to approximately $29.2 million, or approximately 87% of total revenue, and approximately $24.5 million, or approximately 88% of total revenue, during the 26-week periods ended June 26, 2015 and June 27, 2014, respectively. Accounts receivable from this customer were approximately $8.4 million, or approximately 79% of net accounts receivable, and approximately $10.0 million, or approximately 82% of net accounts receivable, at June 26, 2015 and December 26, 2014, respectively. The risk of this concentration is mitigated as the deposits from this customer at June 26, 2015 and December 26, 2014 were approximately $2.8 million.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at net invoiced value less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $638,200 and $513,100 is considered necessary as of June 26, 2015 and December 26, 2014, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense was $184,700 and $153,200 for the 13-week periods ended June 26, 2015 and June 27, 2014, respectively, and $363,700 and $274,600 for the 26-week periods ended June 26, 2015 and June 27, 2014. Depreciation expense is included in selling, general and administrative expenses.

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

Foreign Currency

The functional currency of the Company's Canadian subsidiary, Jagged Peak Canada, Inc., is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Foreign currency translation gains and losses are recorded as a component of other comprehensive income net of taxes. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

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

The following summarizes the Company's warrants and stock option activity and related information:

	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at December 27, 2013	2,260,782	$0.01	-	0.25	0.13
Options granted	0		0		0
Options exercised	0		0		0
Options cancelled or expired	0		0.0		0.0
Outstanding at December 26, 2014	2,260,782	$0.01	-	0.25	$0.13
Options granted	0		0		0
Options exercised	0		0		0
Options cancelled or expired	0		0		0
Outstanding at June 26, 2015	2,260,782	$0.01	-	0.25	$0.13

Exercisable at June 26, 2015	2,260,782	$0.01	-	0.25	$0.13
Exercisable at December 26, 2014	2,260,782	$0.01	-	0.25	$0.13

 The following table summarizes information about warrants and options outstanding and exercisable as of June 26, 2015:

Outstanding Warrants and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Price
$0.01	10,782	10,782	35.5	$0.01
$0.13	2,150,000	2,150,000	0.9	$0.13
$0.25	100,000	100,000	6.4	$0.25

4.	Debt

Notes payable consist of:

	June 26, 2015	December 26, 2014

5-year term loan related to purchase of warehouse	$2,029,400	$2,089,500

$5.0 million senior credit facility, two year revolving line of credit	1,901,000	1,941,000

$2.0 million, two year, term loan	$1,625,000	1,875,000

Total notes payable	5,555,400	5,905,500

Less current portion	619,400	619,400

Long-term portion of notes payable	$4,936,000	$5,286,100

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

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan ("Mortgage") amortized over 20 years. Principal and interest are due monthly. The Mortgage is secured by a first priority lien on substantially all of the Company’s assets. Concurrent with the Mortgage, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Mortgage. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.19% as of June 26, 2015. The swap agreement qualifies as an "effective" hedge under U.S. GAAP. As of June 26, 2015, the fair market value of the interest rate swap included in other accrued expenses was approximately $26,600.

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

On September 5, 2014 the Company entered into a term loan with Fifth Third Bank to fund operations. The term loan (“Term Loan”) provides for $2.0 million at an interest rate of one-month LIBOR plus 2.50% amortized over 4 years. One-month LIBOR was 0.18% as of June 26, 2015. Principal and interest are due monthly. The Term Loan matures in September 2018. The Term Loan and Mortgage are secured by a first priority lien on substantially all of the Company’s assets.

The amount available for borrowing under the Facility was $3,099,000 and $3,059,000 as of June 26, 2015 and December 26, 2014, respectively.

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

The Company operates on a 52/53 week reporting year. Therefore, the period ended June 26, 2015 and the period ended June 27, 2014 each consist of 26 weeks.

RESULTS OF OPERATIONS

For the 13-week period ended June 26, 2015 compared to the 13-week period ended June 27, 2014

Revenues increased $3,558,100, or 26%, to $17,182,900 for the 13-week period ended June 26, 2015, as compared to $13,624,800 for the 13-week period ended June 27, 2014. This increase is the result of higher e-commerce order processing volume and the new Florida warehouse becoming fully operational. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $1,898,400, or 16%, to $13,613,300 for the 13-week period ended June 26, 2015, as compared to $11,714,900 for the 13-week period ended June 27, 2014. As a percentage of revenue, cost of revenue was 79% for the 13-week period ended June 26, 2015, as compared to 86% for the 13-week period ended June 27, 2014. This decrease is primarily related to improved management of fulfillment labor utilizing less full time employees in the new Florida warehouse which became fully operational late in 2014.

Selling, general and administrative expenses increased by $425,300, or 18%, to $2,835,900 for the 13-week period ended June 26, 2015, as compared to $2,410,600 for the 13-week period ended June 27, 2014. This increase was primarily related to accelerated hiring of experienced managers to support our current and expected growth and non-cash compensation related to stock awards.

Interest expense increased by $17,500 to $65,300 for the 13-week period ended June 26, 2015, as compared to $47,800 for the 13-week period ended June 27, 2014 due to increased working capital requirements to support revenue growth.

The Company realized income before the provision for income tax expense of $710,500 for the 13-week period ended June 26, 2015, as compared to a loss before income tax benefit of $504,800 for the 13-week period ended June 27, 2014.

Income tax expense was $187,300 for the 13-week period ended June 26, 2015 compared to an income tax benefit of $137,400 for the 13-week period ended June 27, 2014. Differences between the taxable income and the effective tax rate used for 2015 and 2014, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of the quarter ended June 26, 2015 the Company has a remaining U.S. (federal and state) net operating loss carry forwards of $1,131,700, which will expire between 2031 and 2033. The Company also has a Canadian net operating loss carry forward of $2,207,000 which does not begin to expire until 2029. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $523,200 for the 13-week period ended June 26, 2015, compared with net loss of $367,400 for the 13-week period ended June 27, 2014.

Other income and expense consists of foreign currency gain or losses on conversion of Canadian dollars from our Canadian subsidiary to U.S. dollars. Other comprehensive income and loss is the result of changes in the value of the swap agreement to obtain a fixed interest rate and foreign currency translation gain or losses on conversion of Canadian balances to U.S. dollars.

Basic income per share from operations for the 13-week period ended June 26, 2015 was $0.03 per weighted average share, compared with basic loss of $0.02 per weighted average share for the 13-week period ended June 27, 2014.

For the 26-week period ended June 26, 2015 compared to the 26-week period ended June 27, 2014

Revenues increased $5,618,700, or 20%, to $33,334,200 for the 26-week period ended June 26, 2015, as compared to $27,715,500 for the 26-week period ended June 27, 2014. This increase is the result of higher e-commerce order processing volume and the new Florida warehouse becoming fully operational. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $2,870,000, or 12%, to $26,358,700 for the 26-week period ended June 26, 2015, as compared to $23,488,700 for the 26-week period ended June 27, 2014. As a percentage of revenue, cost of revenue was 79% for the 26-week period ended June 26, 2015, as compared to 85% for the 26-week period ended June 27, 2014. This decrease is primarily related to improved management of fulfillment labor utilizing less full time employees in the new Florida warehouse which became fully operational late in 2014.

Selling, general and administrative expenses increased by $1,461,800, or 33%, to $5,930,400 for the 26-week period ended June 26, 2015, as compared to $4,468,600 for the 26-week period ended June 27, 2014. This increase was primarily related to accelerated hiring of experienced managers to support our current and expected growth and non-cash compensation related to stock awards.

Interest expense increased by $30,900 to $125,500 for the 26-week period ended June 26, 2015, as compared to $94,600 for the 26-week period ended June 27, 2014 due to increased working capital requirements to support revenue growth.

The Company realized income before the provision for income tax expense of $914,000 for the 26-week period ended June 26, 2015, as compared to a loss before income tax benefit of $385,500 for the 26-week period ended June 27, 2014.

Income tax expense was $270,100 for the 26-week period ended June 26, 2015 compared to an income tax benefit of $78,300 for the 26-week period ended June 27, 2014. Differences between the taxable income and the effective tax rate used for 2015 and 2014, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of the quarter ended June 26, 2015 the Company has a remaining U.S. (federal and state) net operating loss carry forwards of $1,131,700, which will expire between 2031 and 2033. The Company also has a Canadian net operating loss carry forward of $2,207,000 which does not begin to expire until 2029. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $643,900 for the 26-week period ended June 26, 2015, compared with net loss of $307,200 for the 26-week period ended June 27, 2014.

Other income and expense consists of foreign currency gain or losses on conversion of Canadian dollars from our Canadian subsidiary to U.S. dollars. Other comprehensive income and loss is the result of changes in the value of the swap agreement to obtain a fixed interest rate and foreign currency translation gain or losses on conversion of Canadian balances to U.S. dollars.

Basic income per share from operations for the 26-week period ended June 26, 2015 was $0.04 per weighted average share, compared with a basic loss of $0.02 per weighted average share for the 26-week period ended June 27, 2014.

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

For the 26-week period ended June 26, 2015, the Company's operations provided cash of approximately $2,245,500. Cash provided by operating activities increased primarily due to an increase in operating profit, a decrease in the accounts receivable balance and a decrease in the accounts payable and accrued expenses balances. The decrease in accounts receivable is primarily the result of timing of collections from clients and payments to vendors.

Net cash used in the Company's investing activities totaled $1,226,400 for the 26-week period ended June 26, 2015 consisting of acquisition of warehouse equipment, computer hardware, building improvements to the company-owned warehouse in St. Petersburg, and enhancements to the Company's software. The Company expects total capital expenditures for the year 2015 will be approximately $2,500,000 to $3,000,000.

The Company’s financing activities used cash of $350,100 for the 26-week period ended June 26, 2015 consisting of net payments on the Fifth Third credit facility (the “Facility”) and Term Loan and payments on its Term Loan and Mortgage.

For the 26-week period ended June 26, 2015, the Company’s primary sources of cash flow were from operations.

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan ("Mortgage") amortized over 20 years. Principal and interest are due monthly. Concurrent with the Mortgage, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Mortgage. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was approximately 0.19% as of June 26, 2015. The swap agreement qualifies as an "effective" hedge under U.S. GAAP. As of June 26, 2015, the fair market value of the interest rate swap included in other accrued expenses was approximately $26,600.

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

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015. One-month LIBOR was approximately 0.18% as of June 26, 2015.

On September 5, 2014, the Company amended the Facility to extend the maturity date to September 5, 2016.

On September 5, 2014 the Company entered into a Term Loan with Fifth Third Bank to fund operations. The Term Loan provides for a principal amount of $2.0 million at an interest rate of one-month LIBOR plus 2.50% amortized over 4 years. One-month LIBOR was approximately 0.18% as of June 26, 2015. Principal and interest are due monthly. The Term Loan matures in September 2018.

At June 26, 2015, the balances outstanding on the Facility, Mortgage, and the Term Loan were $2,029,400, $1,901,000 and $1,625,000, respectively.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $15.0 million, or approximately 87% of total revenue, and approximately $12.6 million, or approximately 93% of total revenue, during the 13-week periods ended June 26, 2015 and June 27, 2014, respectively. Revenue from a single, multi-national customer with several brands amounted to approximately $29.2 million, or approximately 87% of total revenue, and approximately $24.5 million, or approximately 88% of total revenue, during the 26-week periods ended June 26, 2015 and June 27, 2014, respectively. Accounts receivable from this customer were approximately $8.4 million, or approximately 79% of net accounts receivable, and approximately $10.0 million, or approximately 82% of net accounts receivable, at June 26, 2015 and December 26, 2014, respectively. The risk of this concentration is mitigated as the deposits from this customer at June 26, 2015 and at December 26, 2014 were approximately $2.8 million and $2.8 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at net invoiced value less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $638,200 and $513,100 is considered necessary as of June 26, 2015 and December 26, 2014, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 26-week period ended June 26, 2015 was approximately $1,898,300 compared to approximately $181,700 for the 26-week period ended June 27, 2014. The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and non-cash compensation. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the 26-week period ended
	June 26, 2015	June 27, 2014
Net income (loss) as reported in accordance with US GAAP	$643,900	$(307,200)
Income tax expense (benefit)	270,100	(78,300)
Interest expense	125,500	94,600
Depreciation and software amortization	683,000	472,600
Non-cash compensation	175,800	0
Adjusted EBITDA	$1,898,300	$181,700

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 26, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after June 26, 2015.

(b)

Changes in Internal Control over Financial Reporting. No change in the Company's internal control over financial reporting occurred during the quarter ended June 26, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits included herewith are:

31.1	Certification of the Chief Executive Officer dated August 7, 2015

31.2	Certification of the Chief Financial Officer dated August 7, 2015

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated August 7, 2015

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated August 7, 2015

Exhibit 101.1	Interactive Data File:

101.1NS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	August 7, 2015
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ Albert Narvades	August 7, 2015
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)