Form 10-Q
period 2015-09-25
JAGGED PEAK, INC.
filed 2015-11-09
CIK 1121793

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2015

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

The Registrant had 18,329,074 shares of common stock, par value $0.001 per share, outstanding as of November 9, 2015.

Jagged Peak, Inc.

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

Jagged Peak, Inc.

Consolidated Financial Statements (Unaudited)

Quarterly Report on Form 10-Q

For the Quarterly Period ended September 25, 2015

Contents

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets	2
Consolidated Statements of Comprehensive Income	3
Consolidated Statements of Changes in Stockholders' Equity	4
Consolidated Statements of Cash Flows	5
Notes to the Unaudited Consolidated Financial Statements	6-14

Jagged Peak, Inc.

Consolidated Balance Sheets

	September 25, 2015 (Unaudited)	December 26, 2014 (Audited)
Assets
Current assets:
Cash	$672,400	$315,900
Accounts receivable, net of allowance for doubtful accounts of $489,300 and $513,100 at September 25, 2015 and December 26, 2014, respectively	10,527,700	12,171,400
Other receivables	17,600	54,600
Work in process	257,900	71,900
Deferred tax asset	1,162,500	792,200
Other current assets	545,400	529,500
Total current assets	13,183,500	13,935,500

Property and equipment, net of accumulated depreciation of $1,846,700 and $1,296,600 at September 25, 2015 and December 26, 2014, respectively	4,632,900	4,893,900

Other assets:
EDGE applications, net of accumulated amortization of $3,254,500 and $2,744,500 at September 25, 2015 and December 26, 2014, respectively	4,017,800	2,863,600
Capitalized debt issuance costs	11,100	38,100
Total long-term assets	8,661,800	7,795,600

Total assets	$21,845,300	$21,731,100

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, trade	$6,758,100	$8,119,900
Accrued payroll and bonuses	575,500	895,700
Other accrued expenses	816,400	370,100
Deferred rent	1,264,400	184,800
Deferred revenue and customer deposits	3,452,300	3,488,400
Notes payable, current portion	619,400	619,400
Total current liabilities	13,486,100	13,678,300

Long-term liabilities:
Notes Payable, net of current portion	3,581,100	5,286,100
Deferred tax liability	1,306,900	585,000
Total long-term liabilities	4,888,000	5,871,100

Stockholders' equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; no shares issued or outstanding at September 25, 2015 and December 26, 2014	0	0
Common stock, $.001 par value; 70,000,000 shares authorized; 18,206,583 and 16,479,074 shares issued at September 25, 2015 and December 26, 2014, respectively; 18,206,583 and 16,356,583 shares outstanding at September 25, 2015 and December 26, 2014, respectively	18,400	16,600
Additional paid-in capital	3,867,100	3,877,900
Treasury stock, 0 and 122,491 shares at September 25, 2015 and December 26, 2014, respectively	0	(9,000)
Accumulated deficit	(597,900)	(1,776,700)
Accumulated other comprehensive income	183,600	72,900
Total stockholders' equity	3,471,200	2,181,700
Total liabilities and stockholders' equity	$21,845,300	$21,731,100

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

 Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen Week Period Ended		Thirty-Nine Week Period Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014

Revenue	$17,136,200	$15,141,000	$50,470,400	$42,856,500

Cost of revenue	13,234,800	12,333,700	39,593,500	35,822,400

Gross profit	3,901,400	2,807,300	10,876,900	7,034,100

Selling, general and administrative expenses	3,129,600	2,099,700	9,060,000	6,568,300

Income from operations	771,800	707,600	1,816,900	465,800

Other income (expense), net	(99,500)	(53,900)	(105,100)	(103,000)
Interest expense	(61,000)	(56,200)	(186,500)	(150,800)
Income before tax expense	611,300	597,500	1,525,300	212,000

Provision for income tax expense	(76,400)	(225,900)	(346,500)	(147,600)

Net income	$534,900	$371,600	$1,178,800	$64,400

Other comprehensive income	95,500	52,800	177,200	113,700
Tax expense	(35,100)	(18,800)	(66,500)	(41,600)
Other comprehensive income net of tax	60,400	34,000	110,700	72,100

Comprehensive income	$595,300	$405,600	$1,289,500	$136,500

Weighted average number of common shares outstanding - basic	$17,651,583	$16,356,583	$16,788,250	$16,356,583

Net income per share - basic	$0.03	$0.02	$0.07	$0.00

Weighted average number of common shares outstanding and common equivalent shares outstanding	19,499,701	18,221,396	18,636,368	18,221,396

Diluted income per common share	$0.03	$0.02	$0.06	$0.00

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

        Consolidated Statements of Changes in Stockholders' Equity

39 Weeks Ended September 25, 2015 and September 26, 2014

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total

Balance, December 27, 2013	16,279,074	$16,400	$3,764,100	$(9,000)	$(2,007,600)	$(20,800)	$1,743,100

Change in fair value of interest rate swap						(600)	(600)

Shares issued for ESOP contribution	200,000	200	113,800				114,000

Foreign currency translation adjustment						38,700	38,700

Net loss for the period					(307,200)		(307,200)

Balance, September 26, 2014	16,479,074	$16,600	$3,877,900	$(9,000)	$(2,314,800)	$17,300	$1,588,000

Balance, December 26, 2014	16,479,074	$16,600	$3,877,900	$(9,000)	$(1,776,700)	$72,900	$2,181,700

Restricted shares issued	1,850,000	1,900	(1,900)

Treasury shares retired	(122,491)	(100)	(8,900)	9,000

Change in fair value of interest rate swap						3,100	3,100

Foreign currency translation adjustment						107,600	107,600

Net income for the period					1,178,800		1,178,800

Balance, September 25, 2015	18,206,583	$18,400	$3,867,100	$0	$(597,900)	$183,600	$3,471,200

The accompanying notes are an integral part of the consolidated financial statements.

 Jagged Peak, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	39 Week Period Ended
	September 25, 2015	September 26, 2014
Operating activities
Net income	$1,178,800	$64,400
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and software amortization	1,060,100	770,000
Non-cash compensation expense	275,500	0
Amortization of debt costs	18,200	32,100
Bad debt expense	(23,800)	216,600
Changes in:
Accounts receivable	1,455,200	(2,417,500)
Work in process	(186,000)	(91,900)
Other current assets	(7,400)	(212,200)
Other receivables	37,000	183,100
Deferred tax asset	(438,300)	156,400
Deferred tax liability	721,900	0
Accounts payable and accrued expenses	(1,036,400)	(756,900)
Deferred rent	1,079,600	155,300
Deferred revenue and customer deposits	(1,400)	609,500
Net cash flows provided by (used in) operating activities	4,133,000	(1,291,100)

Investing activities
Acquisition of property and equipment	(289,100)	(1,322,300)
Acquisition/development of software - EDGE applications	(1,664,100)	(1,125,700)
Cash flows used in investing activities	(1,953,200)	(2,448,000)

Financing activities
Net (payments) proceeds on line of credit	(1,240,400)	3,541,000
Payments on loans	(464,600)	(89,600)
Cash flows (used in) provided by financing activities	(1,705,000)	3,451,400

Net increase (decrease) in cash	474,800	(287,700)

Cash, beginning of period	315,900	652,000
Effect of exchange rate changes on cash	(118,300)	(47,100)

Cash, end of period	$672,400	$317,200

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$160,000	$118,000
Cash paid during the period for taxes	$2,000	$33,800
Non-cash financing activities:
Issuance of restricted stock	$1,800	$0
Retirement of treasury stock	$9,000	$0
Issuance of stock to fund ESOP contribution	$0	$114,000

The accompanying notes are an integral part of the consolidated financial statements.

Jagged Peak, Inc.

Notes to the Unaudited Consolidated Financial Statements

For the 13 and 39 Week Periods Ended September 25, 2015 and September 26, 2014

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

The Company operates on a 52/53 week reporting year. Therefore, the period ended September 25, 2015 and the period ended September 26, 2014 each consists of 39 weeks.

2.	Significant Accounting Policies

Basis of Presentation

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair presentation of (a) the consolidated financial position at September 25, 2015 and December 26, 2014 and (b) the consolidated statements of comprehensive income, changes in stockholders' equity and cash flows for the 39-week periods ended September 25, 2015 and September 26, 2014 have been made.

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

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. These revenues are recognized based on the services rendered.

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

Software and Development Enhancements

Software and development enhancement expenses include costs such as payroll and employee benefit costs associated with product development. The EDGE product platform, including the e-commerce, order management, warehouse management and transportation management systems, is continually being enhanced with new features and functions. Once technological feasibility of new features and functions is established, the costs incurred from release to production are capitalized and amortized over their useful life. The Company capitalized approximately $645,000 and $360,200 during the 13-week periods ended September 25, 2015 and September 26, 2014, respectively. The Company capitalized approximately $1,664,100 and $1,125,700 during the 39-week periods ended September 25, 2015 and September 26, 2014, respectively. Amortization expense related to capitalized software and charged to operations for the 13-week periods ended September 25, 2015 and September 26, 2014 was approximately $190,700 and $122,400, respectively. Amortization expense related to capitalized software and charged to operations for the 39-week periods ended September 25, 2015 and September 26, 2014 was approximately $510,000 and $320,300, respectively.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $15.1 million, or approximately 88% of total revenue, and approximately $12.9 million, or approximately 85% of total revenue, during the 13-week periods ended September 25, 2015 and September 26, 2014, respectively. Revenue from a single, multi-national customer with several brands amounted to approximately $44.2 million, or approximately 88% of total revenue, and approximately $37.6 million, or approximately 88% of total revenue, during the 39-week periods ended September 25, 2015 and September 26, 2014, respectively. Accounts receivable from this customer were approximately $8.4 million, or approximately 80% of net accounts receivable, and approximately $10.0 million, or approximately 82% of net accounts receivable, at September 25, 2015 and December 26, 2014, respectively. The risk of this concentration is mitigated as the deposits from this customer at September 25, 2015 and December 26, 2014 were approximately $3.0 million and $2.8 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at net invoiced value less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $489,300 and $513,100 is considered necessary as of September 25, 2015 and December 26, 2014, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives, principally one to ten years. Accelerated methods are used for tax depreciation. Maintenance and repairs are charged to operations when incurred. Betterments and renewals are capitalized. When property and equipment are sold or otherwise disposed of, the asset account and related accumulated depreciation account are relieved, and any gain or loss is included in operations. Depreciation expense was $186,200 and $175,100 for the 13-week periods ended September 25, 2015 and September 26, 2014, respectively, and $550,100 and $449,700 for the 39-week periods ended September 25, 2015 and September 26, 2014. Depreciation expense is included in selling, general and administrative expenses.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the related assets:

	Years
Building	7	-	20
Warehouse equipment	3	-	10
Furniture and equipment	3	-	7
Computer equipment and software	1	-	7
Leasehold improvements	Lease term

Estimated Fair Value of Financial Instruments

The aggregated net fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management. The respective carrying value of certain on-balance-sheet financial instruments approximated their estimated fair values. These financial instruments include receivables, payables, accrued expenses and short-term borrowings. Fair values were assumed to approximate carrying values for these financial instruments since they are short-term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand. The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

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

Interest Rate Swap

Derivative financial instruments are carried at fair value on the consolidated balance sheets. The Company's derivative instrument is an interest rate swap that hedges the interest payments of a mortgage by effectively converting interest from a variable rate to a fixed rate. This instrument is considered fully effective and qualifies for hedge accounting with changes in the fair value recorded in other comprehensive income (loss). The Company does not enter into derivative agreements for trading purposes.

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

Foreign Currency

The functional currency of the Company's Canadian subsidiary, Jagged Peak Canada, Inc., is the local currency. The financial statements are translated to U.S. dollars using month-end rates of exchange for assets and liabilities and average rates of exchange for revenues, costs and expenses. Foreign currency translation gains and losses are recorded as a component of other comprehensive income net of taxes. Net gains and losses resulting from foreign exchange transactions are recorded as a component of other expenses.

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

On November 18, 2014, the Company granted 1,850,000 restricted shares of Jagged Peak to five executives and one director. These shares were issued on July 24, 2015. The restricted stock vests ratably on an annual basis over a three-year period. The fair value of the common stock is $0.65 per share, which was the market value of the common stock at the date of grant, and is recognized on a straight-line basis over the vesting period.

On September 22, 2015, the Company retired 122,491 shares of treasury stock. These retired shares are now included in the Company’s pool of authorized but unissued shares. The retired stock had a carrying value of approximately $9,000. The Company’s accounting policy upon the formal retirement of treasury stock is to deduct its par value from Common Stock and to reflect any excess of cost over par value as a deduction from Additional Paid-in Capital.

The following summarizes the Company's warrants and stock option activity and related information:

	Shares	Range of Exercise Prices			Weighted Average Exercise Price
Outstanding at December 27, 2013	2,260,782	$0.01	-	0.25	0.13
Options granted	0			0	0
Options exercised	0			0	0
Options cancelled or expired	0			0.0	0.0
Outstanding at December 26, 2014	2,260,782	$0.01	-	0.25	$0.13
Options granted	0			0	0
Options exercised	0			0	0
Options cancelled or expired	0			0	0
Outstanding at September 25, 2015	2,260,782	$0.01	-	0.25	$0.13

Exercisable at September 25, 2015	2,260,782	$0.01	-	0.25	$0.13
Exercisable at December 26, 2014	2,260,782	$0.01	-	0.25	$0.13

 The following table summarizes information about warrants and options outstanding and exercisable as of September 25, 2015:

Outstanding Warrants and Exercisable Options
Exercise Price	Number Outstanding	Number Exercisable	Weighted Average Remaining Life (years)	Weighted Average Price
$0.01	10,782	10,782	No expiration	$0.01
$0.13	2,150,000	2,150,000	0.6	$0.13
$0.25	100,000	100,000	6.2	$0.25

4.	Debt

Notes payable consist of:

	September 25, 2015	December 26, 2014

5-year term loan related to purchase of warehouse	$1,999,500	$2,089,500

$5.0 million senior credit facility, two year revolving line of credit	701,000	1,941,000

$2.0 million, two year, term loan	$1,500,000	1,875,000

Total notes payable	4,200,500	5,905,500

Less current portion	619,400	619,400

Long-term portion of notes payable	$3,581,100	$5,286,100

On March 23, 2012, the Company entered into the senior credit facility (the "Facility") with Fifth Third Bank. The Facility provides for a revolving line of credit with a maturity of two years and a maximum borrowing capacity of $3.0 million. The Facility is available for general corporate purposes. The Facility is secured by a first priority lien on substantially all of the Company's assets. The Facility contains customary events of default and covenants including among other things, covenants that restrict but do not prevent the Company from incurring certain additional indebtedness, creating or permitting liens on assets, paying dividends and repurchasing stock, engaging in mergers or acquisitions and making investments and loans. The bank has provided preliminary consent for the announced merger.

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan ("Mortgage") amortized over 20 years. Principal and interest are due monthly. The Mortgage is secured by a first priority lien on substantially all of the Company’s assets. Concurrent with the Mortgage, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Mortgage. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.19% as of September 25, 2015. The swap agreement qualifies as an "effective" hedge under U.S. GAAP. As of September 25, 2015, the fair market value of the interest rate swap included in other accrued expenses was approximately $28,600.

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

On September 5, 2014 the Company entered into a term loan with Fifth Third Bank to fund operations. The term loan (“Term Loan”) provides for $2.0 million at an interest rate of one-month LIBOR plus 2.50% amortized over 4 years. One-month LIBOR was 0.19% as of September 25, 2015. Principal and interest are due monthly. The Term Loan matures in September 2018. The Term Loan and Mortgage are secured by a first priority lien on substantially all of the Company’s assets.

The amount available for borrowing under the Facility was $4,299,000 and $3,059,000 as of September 25, 2015 and December 26, 2014, respectively.

5.	Related Party Transactions

None.

6.	Subsequent Event

On October 9, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and between the Company and SP Jagged Peak LLC, a newly organized Delaware limited liability company (“SP JP”) owned by Singapore Post Limited (Singapore Stock Exchange: S08.SI) (“Parent”), a leading provider of mail, logistics and ecommerce solutions in Singapore and the Asia Pacific region (“SingPost”). Pursuant to the Merger Agreement, SP JP will acquire all of the outstanding stock of the Company other than approximately 28.9% of the stock which is held by Paul Demirdjian and Primrose Demirdjian. Mr. Demirdjian is the Chief Executive Officer of the Company, and Mr. and Mrs. Demirdjian are both directors, principal shareholders and founders of the Company.

Pursuant to the Merger Agreement, SP JP and the Demirdjians will form a new company (the “Merger Sub”), to be owned approximately 71.1% by SP JP and 28.9% by the Demirdjians, which will be merged with and into the Company at the closing (the “Merger”). For its interest in the Merger Sub, SP JP will contribute the cash necessary to complete the Merger and pay for the stock held by shareholders other than the Demirdjians, and the Demirdjians will contribute shares of Jagged Peak stock representing a 28.9% ownership interest in the Company. As a result of the Merger, each share of the Company’s common stock outstanding at the closing, excluding shares contributed by the Demirdjians to the Merger Sub and shares held by Company’s shareholders who properly exercise appraisal rights under Nevada law, will be converted into the right to receive a cash payment equal to $1.08 minus an amount equal to the transaction expenses incurred by the Company divided by the total number of shares outstanding at the closing of the Merger on a fully-diluted basis. Each outstanding stock option, other than 600,000 options held by Mr. Demirdjian, will be converted into the right to receive the difference between the per share merger consideration and the exercise price for the stock option. Presently, the Company anticipates that transaction expenses will be approximately $0.09 per share, although the expenses could be more or less than this amount. Assuming expenses of $0.09 per share, the cash payment to the shareholders would be approximately $0.99 per share, which represents a premium of approximately 32% over the closing price for the Company’s common stock on October 8, 2015, the last trading day prior to the announcement of the transaction. The transaction will be financed by SingPost through its existing internal cash resources. As a result of the Merger, the shares of Merger Sub will be converted into shares of Jagged Peak stock, as a result of which, after the closing, the Company will be owned only by SP JP and the Demirdjians, with SP JP having an approximate 71.1% interest and the Demirdjians having an approximate 28.9% interest.

SP JP and the Demirdjians have also entered into a Key Stockholder Agreement relating to the governance of the Company following the closing, which also contains restrictions on the Demirdjians’ right to transfer their shares, as well as a right of the Demirdjians to require SP JP to purchase their shares after the Merger under certain conditions, and a right of SP JP to acquire all of the Demirdjians’ shares in the Company after the Merger under certain conditions, at various prices.

The board of directors of the Company unanimously (i) determined that the Merger Agreement and the Merger were fair to and in the best interests of the Company and its shareholders, (ii) approved the Merger Agreement and the Merger, and (iii) resolved to recommend that the Company’s shareholders vote for the adoption of the Merger Agreement. The directors each have additional interests in the proposed Merger which will be different than those of the Company’s shareholders generally, which will be described in the proxy statement and the other relevant documents to be filed with the SEC.

Shareholders of the Company will be asked to vote on the adoption of the Merger Agreement at a special shareholders meeting that will be held on a date to be announced. Under Nevada law, shares representing at least a majority of the Company’s outstanding voting power must be voted for the adoption of the Merger Agreement (the “Company Shareholder Approval”). All of the Company’s directors, who together own approximately 68.4% of the outstanding stock of the Company, have entered into Voting Agreements with SP JP under which they have agreed to vote in favor of the merger at any meeting called for that purpose.

Each party’s obligation to consummate the Merger is also subject to certain other conditions, including (i) the absence of any legal restraint with respect to the transactions contemplated by the Merger Agreement, (ii) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain qualifiers, as applicable) and (iii) the other party’s compliance in all material respects with its covenants and agreements contained in the Merger Agreement. The Company has made customary representations and warranties and covenants in the Merger Agreement.

The Company is subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals. Notwithstanding these restrictions, prior to the receipt of the Company Shareholder Approval at the special meeting, the “no-shop” provision is subject to a customary “fiduciary-out” provision that allows the Company, under certain circumstances and in compliance with certain procedures, to provide information to and participate in discussions and engage in negotiations with third parties with respect to an alternative acquisition proposal that the board of directors determines is reasonably likely to result in a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for both the Company and SP JP and further provides that upon the termination of the Agreement under certain circumstances, including upon a termination as a result of the receipt of a Superior Proposal, the Company will be required to pay a breakup fee of $667,000 and reimburse Parent for transaction expenses up to a maximum of $700,000. Subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by January 8, 2016.

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

The Company operates on a 52/53 week reporting year. Therefore, the period ended September 25, 2015 and the period ended September 26, 2014 each consist of 39 weeks.

RESULTS OF OPERATIONS

For the 13-week period ended September 25, 2015 compared to the 13-week period ended September 26, 2014

Revenues increased $1,995,200, or 13%, to $17,136,200 for the 13-week period ended September 25, 2015, as compared to $15,141,000 for the 13-week period ended September 26, 2014. This increase is the result of higher e-commerce order processing volume and the Florida warehouse (“2014 warehouse”) opened in late 2014 becoming fully operational. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $901,100, or 7%, to $13,234,800 for the 13-week period ended September 25, 2015, as compared to $12,333,700 for the 13-week period ended September 26, 2014. As a percentage of revenue, cost of revenue was 77% for the 13-week period ended September 25, 2015, as compared to 81% for the 13-week period ended September 26, 2014. This decrease is primarily related to improved management of fulfillment labor utilizing less full time employees in the 2014 warehouse which became fully operational in late 2014.

Selling, general and administrative expenses increased by $1,029,900, or 49%, to $3,129,600 for the 13-week period ended September 25, 2015, as compared to $2,099,700 for the 13-week period ended September 26, 2014. This increase was related to accelerated hiring of experienced managers to support our current and expected growth, contract labor to assist with client implementations, rent expense from the 2014 warehouse, non-cash stock compensation, and legal expenses incurred in connection with the Merger.

Interest expense increased by $4,800 to $61,000 for the 13-week period ended September 25, 2015, as compared to $56,200 for the 13-week period ended September 26, 2014 due to increased working capital requirements to support revenue growth.

The Company realized income before the provision for income tax expense of $611,300 for the 13-week period ended September 25, 2015, as compared to income before provision of $597,500 for the 13-week period ended September 26, 2014.

Income tax expense was $76,400 for the 13-week period ended September 25, 2015 compared to an income tax expense of $225,900 for the 13-week period ended September 26, 2014. Differences between the taxable income and the effective tax rate used for 2015 and 2014, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of the quarter ended September 25, 2015 the Company has a remaining U.S. (federal and state) net operating loss carry forwards of $1,335,700, which will expire between 2031 and 2033. The Company also has a Canadian net operating loss carry forward of $2,187,800 which does not begin to expire until 2029. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $534,900 for the 13-week period ended September 25, 2015, compared with net income of $371,600 for the 13-week period ended September 26, 2014.

Other income and expense consists of foreign currency gain or losses on conversion of Canadian dollars from our Canadian subsidiary to U.S. dollars. Other comprehensive income and loss is the result of changes in the value of the swap agreement to obtain a fixed interest rate and foreign currency translation gain or losses on conversion of Canadian balances to U.S. dollars.

Basic income per share from operations for the 13-week period ended September 25, 2015 was $0.03 per weighted average share, compared with basic income of $0.02 per weighted average share for the 13-week period ended September 26, 2014.

For the 39-week period ended September 25, 2015 compared to the 39-week period ended September 26, 2014

Revenues increased $7,613,900, or 18%, to $50,470,400 for the 39-week period ended September 25, 2015, as compared to $42,856,500 for the 39-week period ended September 26, 2014. This increase is the result of higher e-commerce order processing volume and the 2014 warehouse becoming fully operational. Revenues from implementation of new client sites and on-going development for existing clients were consistent across these periods.

Cost of revenue, which consists primarily of labor, fulfillment operations and facilities costs, increased by $3,771,100, or 11%, to $39,593,500 for the 39-week period ended September 25, 2015, as compared to $35,822,400 for the 39-week period ended September 26, 2014. As a percentage of revenue, cost of revenue was 78% for the 39-week period ended September 25, 2015, as compared to 84% for the 39-week period ended September 26, 2014. This decrease is primarily related to improved management of fulfillment labor utilizing less full time employees in the 2014 warehouse which became fully operational in late 2014.

Selling, general and administrative expenses increased by $2,491,700, or 38%, to $9,060,000 for the 39-week period ended September 25, 2015, as compared to $6,568,300 for the 39-week period ended September 26, 2014. This increase was related to accelerated hiring of experienced managers to support our current and expected growth, contract labor to assist with client implementations, rent expense from the 2014 warehouse, non-cash stock compensation, and legal expenses incurred in connection with the Merger.

Interest expense increased by $35,700 to $186,500 for the 39-week period ended September 25, 2015, as compared to $150,800 for the 39-week period ended September 26, 2014 due to increased working capital requirements to support revenue growth.

The Company realized income before the provision for income tax expense of $1,525,300 for the 39-week period ended September 25, 2015, as compared to income before provision for income tax expense of $212,000 for the 39-week period ended September 26, 2014.

Income tax expense was $346,500 for the 39-week period ended September 25, 2015 compared to an income tax benefit of $147,600 for the 39-week period ended September 26, 2014. Differences between the taxable income and the effective tax rate used for 2015 and 2014, as compared to the U.S. federal statutory rate, are primarily due to permanent differences and taxes on foreign operations. As of the quarter ended September 25, 2015 the Company has a remaining U.S. (federal and state) net operating loss carry forwards of $1,335,700, which will expire between 2031 and 2033. The Company also has a Canadian net operating loss carry forward of $2,187,800 which does not begin to expire until 2029. Management believes there will be sufficient future earnings to support the more than likely realization of deferred tax assets in excess of existing taxable temporary differences. The amount of deferred tax assets considered realizable, however, could be reduced in the near-term if estimates of future taxable income are reduced.

The Company realized net income of $1,178,800 for the 39-week period ended September 25, 2015, compared with net income of $64,400 for the 39-week period ended September 26, 2014.

Other income and expense consists of foreign currency gain or losses on conversion of Canadian dollars from our Canadian subsidiary to U.S. dollars. Other comprehensive income and loss is the result of changes in the value of the swap agreement to obtain a fixed interest rate and foreign currency translation gain or losses on conversion of Canadian balances to U.S. dollars.

Basic income per share from operations for the 39-week period ended September 25, 2015 was $0.06 per weighted average share, compared with a basic income of $0.00 per weighted average share for the 39-week period ended September 26, 2014.

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

For the 39-week period ended September 25, 2015, the Company's operations provided cash of approximately $4,133,000. Cash provided by operating activities increased primarily due to an increase in operating profit, a decrease in the accounts receivable balance and a decrease in the accounts payable and accrued expenses balances. The decrease in accounts receivable and accounts payable is primarily the result of timing of collections from clients and payments to vendors.

Net cash used in the Company's investing activities totaled $1,953,200 for the 39-week period ended September 25, 2015 consisting of acquisition of warehouse equipment, computer hardware, building improvements to the company-owned warehouse in St. Petersburg, and enhancements to the Company's software. The Company expects total capital expenditures for the year 2015 will be approximately $2,500,000 to $3,000,000.

The Company’s financing activities used cash of $1,705,000 for the 39-week period ended September 25, 2015 consisting of net payments on the Fifth Third credit facility (the “Facility”) and Term Loan and payments on its Term Loan and Mortgage.

For the 39-week period ended September 25, 2015, the Company’s primary sources of cash flow were from operations.

On June 25, 2012, the Company purchased its previously leased warehouse facility for $3.0 million. The purchase was financed with a $2.388 million 5-year term loan ("Mortgage") amortized over 20 years. Principal and interest are due monthly. The Mortgage is secured by a first priority lien on substantially all of the Company’s assets. Concurrent with the Mortgage, the Company entered into an interest rate swap agreement that expires in June 2017 concurrent with the maturity of the Company's Mortgage. The interest rate swap agreement has an initial notional amount of $2.388 million and provides for the Company to pay interest at a fixed rate of 1.43% while receiving interest for the same period at the one-month LIBOR rate on the same notional principal amount. The Company entered into the interest rate swap agreement to hedge against LIBOR movements on current variable rate indebtedness totaling $2.388 million at one-month LIBOR plus 2.50%, thereby fixing the Company's effective rate on the notional amount at 3.93%. One-month LIBOR was 0.19% as of September 25, 2015. The swap agreement qualifies as an "effective" hedge under U.S. GAAP. As of September 25, 2015, the fair market value of the interest rate swap included in other accrued expenses was approximately $28,600.

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

On August 27, 2013, the Company amended the Facility to increase the borrowing capacity to $5.0 million and to extend the maturity date to August 27, 2015. One-month LIBOR was approximately 0.19% as of September 25, 2015.

On September 5, 2014, the Company amended the Facility to extend the maturity date to September 5, 2016.

On September 5, 2014, the Company entered into a Term Loan with Fifth Third Bank to fund operations. The Term Loan provides for a principal amount of $2.0 million at an interest rate of one-month LIBOR plus 2.50% amortized over 4 years. One-month LIBOR was approximately 0.19% as of September 25, 2015. Principal and interest are due monthly. The Term Loan matures in September 2018.

At September 25, 2015, the balances outstanding on the Facility, Mortgage, and the Term Loan were $1,999,500, $701,000 and $1,500,000, respectively.

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

Revenue is also derived from fulfillment service arrangements. Services included under fulfillment arrangements include account services, handling, order processing, packaging, storage and reporting. These services are based on established monthly charges as well as handling fees based on volume. These revenues are recognized based on the services rendered.

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

Revenue from a single, multi-national customer with several brands amounted to approximately $15.1 million, or approximately 88% of total revenue, and approximately $12.9 million, or approximately 85% of total revenue, during the 13-week periods ended September 25, 2015 and September 26, 2014, respectively. Revenue from a single, multi-national customer with several brands amounted to approximately $44.2 million, or approximately 88% of total revenue, and approximately $37.6 million, or approximately 88% of total revenue, during the 39-week periods ended September 25, 2015 and September 26, 2014, respectively. Accounts receivable from this customer were approximately $8.4 million, or approximately 80% of net accounts receivable, and approximately $10.0 million, or approximately 82% of net accounts receivable, at September 25, 2015 and December 26, 2014, respectively. The risk of this concentration is mitigated as the deposits from this customer at September 25, 2015 and December 26, 2014 were approximately $3.0 million and $2.8 million, respectively.

Accounts receivable result primarily from the sales of e-commerce and fulfillment services to a variety of customers. Accounts receivable are stated at net invoiced value less an allowance for doubtful accounts. The Company extends credit to its various customers based on evaluation of the customer’s financial condition and ability to pay the Company in accordance with the payment terms. The Company provides for estimated losses on accounts receivable considering a number of factors, including the overall aging of accounts receivable, the customer’s payment history and the customer’s current ability to pay its obligations. Based on management’s review of accounts receivable and other receivables, an allowance for doubtful accounts of approximately $489,300 and $513,100 is considered necessary as of September 25, 2015 and December 26, 2014, respectively. The Company charges uncollectible accounts against the allowance account once the invoices are deemed unlikely to be collectible. The Company does not accrue interest on past due receivables.

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

ADJUSTED EBITDA

Adjusted EBITDA for the 39-week period ended September 25, 2015 was approximately $3,047,400 compared to approximately $1,132,800 for the 39-week period ended September 26, 2014. The Company defines Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, and non-cash compensation. To provide consistent comparisons of year-over-year Adjusted EBITDA, the following reconciliation is provided:

	For the 39-week period ended
	September 25, 2015	September 26, 2014
Net income as reported in accordance with US GAAP	$1,178,800	$64,400
Income tax expense	346,500	147,600
Interest expense	186,500	150,800
Depreciation and software amortization	1,060,100	770,000
Non-cash compensation	275,500	0
Adjusted EBITDA	$3,047,400	$1,132,800

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable

Item 4. Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 25, 2015. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion by the Company's Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after September 25, 2015.

(b)

Changes in Internal Control over Financial Reporting. No change in the Company's internal control over financial reporting occurred during the quarter ended September 25, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not Applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2015, the Company issued 1,850,000 shares of its restricted common stock to five executives and one director. The issuance of the stock was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because they were issued in a private offering.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On October 9, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and between the Company and SP Jagged Peak LLC, a newly organized Delaware limited liability company (“SP JP”) owned by Singapore Post Limited (Singapore Stock Exchange: S08.SI) (“Parent”), a leading provider of mail, logistics and ecommerce solutions in Singapore and the Asia Pacific region (“SingPost”). Pursuant to the Merger Agreement, SP JP will acquire all of the outstanding stock of the Company other than approximately 28.9% of the stock which is held by Paul Demirdjian and Primrose Demirdjian. Mr. Demirdjian is the Chief Executive Officer of the Company, and Mr. and Mrs. Demirdjian are both directors, principal shareholders and founders of the Company.

Pursuant to the Merger Agreement, SP JP and the Demirdjians will form a new company (the “Merger Sub”), to be owned approximately 71.1% by SP JP and 28.9% by the Demirdjians, which will be merged with and into the Company at the closing (the “Merger”). For its interest in the Merger Sub, SP JP will contribute the cash necessary to complete the Merger and pay for the stock held by shareholders other than the Demirdjians, and the Demirdjians will contribute shares of Jagged Peak stock representing a 28.9% ownership interest in the Company. As a result of the Merger, each share of the Company’s common stock outstanding at the closing, excluding shares contributed by the Demirdjians to the Merger Sub and shares held by Company’s shareholders who properly exercise appraisal rights under Nevada law, will be converted into the right to receive a cash payment equal to $1.08 minus an amount equal to the transaction expenses incurred by the Company divided by the total number of shares outstanding at the closing of the Merger on a fully-diluted basis. Each outstanding stock option, other than 600,000 options held by Mr. Demirdjian, will be converted into the right to receive the difference between the per share merger consideration and the exercise price for the stock option. Presently, the Company anticipates that transaction expenses will be approximately $0.09 per share, although the expenses could be more or less than this amount. Assuming expenses of $0.09 per share, the cash payment to the shareholders would be approximately $0.99 per share, which represents a premium of approximately 32% over the closing price for the Company’s common stock on October 8, 2015, the last trading day prior to the announcement of the transaction. The transaction will be financed by SingPost through its existing internal cash resources. As a result of the Merger, the shares of Merger Sub will be converted into shares of Jagged Peak stock, as a result of which, after the closing, the Company will be owned only by SP JP and the Demirdjians, with SP JP having an approximate 71.1% interest and the Demirdjians having an approximate 28.9% interest.

SP JP and the Demirdjians have also entered into a Key Stockholder Agreement relating to the governance of the Company following the closing, which also contains restrictions on the Demirdjians’ right to transfer their shares, as well as a right of the Demirdjians to require SP JP to purchase their shares after the Merger under certain conditions, and a right of SP JP to acquire all of the Demirdjians’ shares in the Company after the Merger under certain conditions, at various prices.

The board of directors of the Company unanimously (i) determined that the Merger Agreement and the Merger were fair to and in the best interests of the Company and its shareholders, (ii) approved the Merger Agreement and the Merger, and (iii) resolved to recommend that the Company’s shareholders vote for the adoption of the Merger Agreement. The directors each have additional interests in the proposed Merger which will be different than those of the Company’s shareholders generally, which will be described in the proxy statement and the other relevant documents to be filed with the SEC.

Shareholders of the Company will be asked to vote on the adoption of the Merger Agreement at a special shareholders meeting that will be held on a date to be announced. Under Nevada law, shares representing at least a majority of the Company’s outstanding voting power must be voted for the adoption of the Merger Agreement (the “Company Shareholder Approval”). All of the Company’s directors, who together own approximately 68.4% of the outstanding stock of the Company, have entered into Voting Agreements with SP JP under which they have agreed to vote in favor of the merger at any meeting called for that purpose.

Each party’s obligation to consummate the Merger is also subject to certain other conditions, including (i) the absence of any legal restraint with respect to the transactions contemplated by the Merger Agreement, (ii) the accuracy of the other party’s representations and warranties contained in the Merger Agreement (subject to certain qualifiers, as applicable) and (iii) the other party’s compliance in all material respects with its covenants and agreements contained in the Merger Agreement. The Company has made customary representations and warranties and covenants in the Merger Agreement.

The Company is subject to customary “no-shop” restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals. Notwithstanding these restrictions, prior to the receipt of the Company Shareholder Approval at the special meeting, the “no-shop” provision is subject to a customary “fiduciary-out” provision that allows the Company, under certain circumstances and in compliance with certain procedures, to provide information to and participate in discussions and engage in negotiations with third parties with respect to an alternative acquisition proposal that the board of directors determines is reasonably likely to result in a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement contains certain termination rights for both the Company and SP JP and further provides that upon the termination of the Agreement under certain circumstances, including upon a termination as a result of the receipt of a Superior Proposal, the Company will be required to pay a breakup fee of $667,000 and reimburse Parent for transaction expenses up to a maximum of $700,000. Subject to certain limitations, either party may terminate the Merger Agreement if the Merger is not consummated by January 8, 2016.

Item 6. Exhibits

(a) Exhibits included herewith are:

2.1	Agreement and Plan of Merger, dated as of October 9, 2015, by and between Jagged Peak, Inc. and SP Jagged Peak, LLC. (1)

10.1	Employment Agreement, dated as of October 9, 2015, between Paul Demirdjian and Jagged Peak, Inc. (2)

10.2	Consulting Agreement, dated as of October 9, 2015, between Vincent Fabrizzi and Jagged Peak, Inc. (2)

10.3	Consulting Agreement, dated as of October 9, 2015, between Daniel Furlong and Jagged Peak, Inc. (2)

31.1	Certification of the Chief Executive Officer dated November 9, 2015

31.2	Certification of the Chief Financial Officer dated November 9, 2015

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. section 1350, dated November 9, 2015

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. section 1350, dated November 9, 2015

Exhibit 101.1	Interactive Data File:

101.1NS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference Form Exhibit 2.1 to Form 8-K filed with the SEC on October 9, 2015.
(2)	Management Contract or Compensation Plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Jagged Peak, Inc.
Registrant

/s/ Paul B. Demirdjian	November 9, 2015
Paul B. Demirdjian	Date
Chairman of the Board of Directors, Chief Executive Officer (Principal Executive Officer)

/s/ Albert Narvades	November 9, 2015
Albert Narvades	Date
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer)